Form 10-K
period 1993-12-31
EAGLE INDUSTRIES INC /DE/
filed 1994-03-29
CIK 837486

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

       / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

   For the year ended December 31, 1993       Commission file number: 0-20416

                             EAGLE INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                       13-3384361
      (State or Other Jurisdiction of                         (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

                           TWO NORTH RIVERSIDE PLAZA
                            CHICAGO, ILLINOIS 60606
                    (Address of Principal Executive Office)

                                 (312) 906-8700
              (Registrant's telephone number, including area code)

                           -------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was inquired to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X         No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     State the aggregate market value of the voting stock held by nonaffiliates of the Registrant.
                                 Not Applicable

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

               1,000 shares of Common Stock as of March 15, 1994

                   Documents Incorporated by Reference: None

      The Registrant meets the conditions set forth in General Instruction
             (J)(1)(a) and (b) of Form 10-K and is therefore filing
                 this form with the reduced disclosure format.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             EAGLE INDUSTRIES, INC.

                               TABLE OF CONTENTS

  PART I.                                                                                  PAGE
                                                                                           ----
Item 1.     Business....................................................................     3
Item 2.     Properties..................................................................    11
Item 3.     Legal Proceedings...........................................................    13
Item 4.     Submission of Matters to a Vote of Security Holders.........................    13
PART II.
Item 5.     Market for the Registrant's Common Stock and Related Stockholder Matters....    13
Item 6.     Selected Financial Information..............................................    13
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations..................................................................    14
Item 8.     Financial Statements and Supplementary Data.................................    26
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure..................................................................    57
PART III.
Item 10.    Directors and Executive Officers of the Registrant..........................    58
Item 11.    Executive Compensation......................................................    59
Item 12.    Security Ownership of Certain Beneficial Owners and Management..............    59
Item 13.    Certain Relationships and Related Transactions..............................    59
PART IV.
Item 14.    Exhibits, Financial Statements and Schedules, and Reports on Form 8-K.......    60

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Eagle Industries, Inc. ("Eagle" or the "Company") is a Delaware corporation, its principal executive offices are located at Two North Riverside Plaza, Suite 1100, Chicago, Illinois 60606 and its telephone number is (312) 906-8700. Eagle has grown from revenues of approximately $250 million in 1987 to $1.1 billion for the year ended December 31, 1993. This growth has been generated primarily through acquisitions. Eagle is currently comprised of 16 businesses operating in five segments. These businesses generally are low and medium technology industrial companies in niche markets. They primarily service the residential and commercial construction, electric utility, chemical and pharmaceutical, commercial aviation, automotive aftermarket, consumer yarn and commercial refrigeration markets.

             COMPANY                   DESCRIPTION OF PRODUCT          PRIMARY INDUSTRY(IES)
- ----------------------------------   ---------------------------    ---------------------------
BUILDING PRODUCTS GROUP
  Hart & Cooley...................   HVAC Accessories               Residential and Commercial
                                                                    Construction
  Mansfield.......................   Bathroom Fixtures &            Residential Construction
                                     Plumbing Fittings
  DeVilbiss Air Power.............   Light Duty Air Compressors     Home Improvement
ELECTRICAL PRODUCTS GROUP
  Elastimold......................   Underground Medium and High    Electric Utility
                                     Voltage Cable Accessories
  Hendrix.........................   Power Cables and Cable         Electric Utility
                                     Accessories
  IEP.............................   Interconnect, Control and      Electrical/Electronic
                                     Timing Devices; Airport
                                     Lighting Transformers; and
                                     Electrical Connectors
INDUSTRIAL PRODUCTS GROUP
  Pfaudler........................   Glass-lined Industrial         Chemical/Pharmaceutical
                                     Vessels
  Chemineer.......................   Fluid Processing Agitators     Chemical/Pharmaceutical
                                     and Mixers
  Burns Aerospace.................   Commercial Aircraft Seating    Commercial Aviation
AUTOMOTIVE PRODUCTS GROUP
  Mighty..........................   Auto Parts Distribution        Automobile Aftermarket
  Parts House.....................   Auto Parts Distribution        Automobile Aftermarket
  Denman Tire.....................   Specialty Pneumatic Tires      Aftermarket Tires
  Clevaflex.......................   Multiply, Flexible Tubing      Automotive OEM
SPECIALTY PRODUCTS GROUP
  Hill Refrigeration..............   Refrigerated Display Cases     Commercial Refrigeration
  Caron International.............   Knitting Yarns and Craft       Crafts and Consumer Yarns
                                     Kits
  Gerry Sportswear................   Rugged Outerwear and Ski       Retail Apparel
                                     Apparel

     From its inception, much of the Company's growth has come from acquisitions. The Company's acquisition philosophy has been to acquire "underperforming" manufacturing companies that have the potential to become market leaders and low cost producers through the application of Eagle's cost reduction and quality improvement strategies. Eagle generally has sought companies that serve basic industrial niche markets. To enhance its position within these market niches, the Company has pursued and completed over 21 "add-on" acquisitions to profitably expand product lines and geographical scope. Eagle has also divested 16 businesses for total proceeds of over $500 million. A substantial portion of these proceeds were used to reduce debt levels.

HISTORY

     In February 1987, Great American Management and Investment, Inc. ("GAMI") consolidated its basic manufacturing businesses by capitalizing Eagle with Lapp Insulator Company ("Lapp") and various businesses which were previously a part of Clevepak Corporation ("Clevepak"). In April 1987, Eagle purchased The Pfaudler Companies, Inc. ("Pfaudler") and in February of 1988, Eagle purchased The DeVilbiss Company ("DeVilbiss"). In September 1989, Eagle purchased Amerace Corporation ("Amerace"), and certain indirect subsidiaries of GAMI acquired The Jepson Corporation ("Jepson"). In January 1991, GAMI, through its subsidiaries, contributed Jepson to Eagle and concurrent with becoming a subsidiary of Eagle, Jepson changed its name to Falcon Manufacturing, Inc. ("Falcon").

     Effective as of September 25, 1992 GAMI, and its subsidiaries consummated a restructuring (the "Restructuring"). Pursuant to the Restructuring, among other things, (i) Eagle sold the net assets of Equality Specialties, Inc. ("Equality") to GAMI for approximately $17 million; (ii) GAMI contributed, through certain subsidiaries, all of the outstanding stock owned by it in North Riverside Holdings, Inc. ("North Riverside") to Eagle; (iii) Eagle declared a stock dividend to facilitate the Distribution, as defined below (the effect of which was negated by a reverse stock split in December 1993); and (iv) Great American Financial Group, Inc. (formerly Great American Industrial Group, Inc.) ("GAFG") distributed all of the outstanding Eagle common stock owned by it to GAMI. For a discussion of the accounting treatment of the foregoing transactions, see Note 1 and Note 12 to the Eagle Industries, Inc. and Subsidiaries Consolidated Financial Statements ("Eagle Consolidated Financial Statements").

     On September 25, 1992, the Board of Directors of GAMI authorized the distribution of all of the outstanding shares of Eagle common stock, $.01 par value per share (the "Eagle Common Stock"), to holders of GAMI common stock (the "Distribution"). On October 29, 1992, the GAMI Board of Directors delayed the consummation of and on October 13, 1993 decided not to complete the Distribution.

BUSINESS

     Eagle is currently comprised of 16 businesses operating in five business segments. The five business segments are: the Building Products Group, the Electrical Products Group, the Industrial Products Group, the Automotive Products Group and the Specialty Products Group. These businesses generally are low and medium technology, industrial companies in niche markets. They primarily service the residential and commercial construction, electric utility, commercial aviation, chemical and pharmaceutical, automotive aftermarket, craft and consumer yarn and commercial refrigeration markets. See Note 16 to the Eagle Consolidated Financial Statements for financial information regarding industry segments and geographic data.

  BUILDING PRODUCTS GROUP

     The Building Products Group consists of three businesses which manufacture and distribute building products primarily for the residential and commercial construction and home improvement markets. Products manufactured by this group include air distribution and handling equipment, bathroom plumbing fixtures and light-duty air compressors.

     The building products industry relies primarily on the residential and commercial construction markets. The residential construction market is largely dependent on housing starts and remodeling/do-it-yourself ("DIY") projects. Housing starts and remodeling/DIY projects are generally a function of new household formation, mortgage rates, inflation, unemployment and gross national product growth. Since fiscal 1990, the decline in residential housing starts resulted in excess manufacturing capacity and pricing pressures in this industry. More recently, this trend has started to reverse as a result of lower mortgage rates and improved consumer confidence. The Company believes that future growth in revenue and earnings for companies operating in this industry is dependent upon the housing and construction markets in North America, increased international business, quality and customer service, and further market penetration with new products and within niches.

     Air Distribution and Handling Equipment

     Hart & Cooley is a manufacturer of residential and commercial air distribution and air handling products in the North American market. Hart & Cooley manufactures more than 6,000 items primarily for the residential and, to a lesser extent, commercial heating ventilating and air conditioning ("HVAC") markets, including metal grilles, registers and diffusers, metal and plastic chimney vent systems, flexible ducts, terminal units and electric duct heaters. Products are generally produced on a high-volume, low cost basis, however, the standard product line is supplemented with custom-engineered products designed to meet specific size or performance requirements.

     Residential and commercial products are marketed to HVAC contractors primarily through wholesale distributors. In order to provide high quality service and convenience to HVAC contractors, the Company services its distribution network through a direct field sales staff which is supported by a customer service group located at Hart & Cooley's headquarters. These products are marketed under the Hart & Cooley(R), Metlvent(R) and Ultravent(R) trade names. Commercial/industrial registers, grilles, diffusers, terminal units, louvers and electric duct heaters are marketed primarily to HVAC contractors through manufacturers' representatives under the Tuttle & Bailey(R) trade name. Key competitive considerations in the HVAC market are delivery time, quality and proximity to distributors.

     Bathroom Plumbing Fixtures

     Mansfield is a manufacturer of ceramic, vitreous china and enameled steel bathroom plumbing fixtures, including lavatories, toilet bowls and tanks and brass and plastic fittings. These products are sold primarily to the residential construction markets and, to a lesser extent, to commercial markets.

     Mansfield competes primarily with regional manufacturers, and to a lesser extent with national manufacturers. Management believes that there are approximately eight other regional competitors. Mansfield's emphasis on quality control and customer service has enabled it to charge slightly higher prices for its products. As part of the Energy Policy Act of 1992, the manufacture of 3.5 gallon per flush toilets for residential use is prohibited after January 1, 1994. In the past three years, Mansfield has introduced four new models of ceramic toilet bowls which use 1.6 gallons per flush, approximately 55% less than the average water volume used per flush in existing toilet bowls, while still preserving the simplicity of conventional plumbing fixtures.

     Ceramic bathroom fixtures and brass and plastic fittings are marketed through manufacturers' representatives to plumbing wholesalers and plumbing fixture manufacturers, and to the retail hardware and DIY markets through wholesalers, packagers, and mass merchants. The market is divided into: manufacturers that distribute nationally, service all market segments and have broad product lines; and regional manufacturers that distribute regionally, tend to emphasize marketing at the wholesale level and have narrower product lines.

     Air Products

     DeVilbiss Air Power is a North American supplier of light-duty air compressors for the commercial and consumer, building and construction markets. DeVilbiss Air Power manufactures a broad line of portable and stationary air compressors in the 3/4 to 6 horsepower range and also sells a variety of accessories such as paint spray guns, air hoses, pneumatic tools and other related items. DeVilbiss Air Power's products are primarily used for painting, stapling and nailing applications for home improvement and building. DeVilbiss Air Power was the first company to introduce oil-free technology to light-duty air compressors, and since 1979 has been the primary supplier of Craftsman(R) air compressors to Sears Roebuck & Company ("Sears"). Sales to Sears account for a significant amount of the sales of the Building Products Group. Eagle restructured DeVilbiss Air Power in 1989 by constructing a new manufacturing facility in Jackson, Tennessee.

     In fiscal 1991, DeVilbiss Air Power acquired the Energair division ("Energair") of the Ingersoll-Rand Company, whose strong market position in the home center and warehouse club outlets, has strengthened DeVilbiss Air Power's position in the DIY and refurbishing markets under such trade names as Charge Air Pro(R), Air America(R) and Pro Air II(R). DeVilbiss Air Power also manufactures air compressors under private-label programs, which has further expanded its customer and distribution base.

  ELECTRICAL PRODUCTS GROUP

     The Electrical Products Group consists of two broad groups of businesses, those providing electrical power distribution products for the electric utility market and those supplying electrical control products for electrical equipment manufacturers. The principal products manufactured by these businesses include medium voltage electric cable, underground cable accessories, and interconnect and timing devices.

     The electrical products industry is largely dependent on utility transmission and distribution expenditures, new construction and spending levels of those manufacturers who supply electrical equipment to the utility industry. Spending for utility transmission equipment has been at historically low levels for the last several years and has not yet begun to improve. This has resulted in excess industry capacity and continued pricing pressures. Eagle believes that future growth in revenue and earnings in this industry is largely dependent on increased electric utility capital spending from the currently depressed levels and further recovery of the residential and commercial construction markets in North America.

     Electrical Power Distribution Products

     Major products manufactured by these businesses for the electrical power distribution market include: Elastimold's pre-molded terminators, separable connectors, cable joints and surge arrestors for underground power distribution systems; and Hendrix's residential power distribution cables, aerial cable systems and medium voltage accessory products.

     Elastimold is a designer, manufacturer and marketer of underground medium and high voltage cable accessories for the electric utility industry in North America. The majority of Elastimold's products are used for power distribution systems and are related to housing starts. Elastimold has established joint ventures and partnerships in Europe and Asia to increase Elastimold's distribution base.

     These businesses market their products through a number of distribution channels, including manufacturers' representatives, original equipment manufacturers and authorized distributors, as well as through a direct sales staff. Elastimold's electrical products are marketed directly to North American, Canadian and European electric utilities through a direct sales staff, manufacturers' representatives and authorized distributors. Elastimold also maintains a world-wide presence through joint ventures in western Europe, Japan and Taiwan. Hendrix markets its products primarily to electric utilities and electrical equipment manufacturers through a network of manufacturers and distributors.

     Since the electrical power distribution products are used primarily in the transmission and distribution of electricity, their operating performance depends in part on the demand for residential and commercial construction. Although not heavily dependent upon the construction of new power plants, these companies' business prospects are closely tied to the electric utility industry.

     Industrial Electrical Products

     Eagle's Industrial Electrical Products Group consists of four businesses, hereinafter referred to as IEP. These businesses provide products that serve a wide variety of markets with a number of recognized names such as: Agastat(R) timers and protective relays; Buchanan(R) electrical terminal blocks and electronic connectors; Russellstoll(R) medium to high amperage electrical connectors; pin and sleeve plug and receptacle connector devices for the world-wide refrigerated container industry. In addition, these businesses manufacture and distribute airfield transformers, connector kits and cable assemblies. The product lines are sold through an extensive distributor network, supplemented with direct sales to original equipment manufacturers and to end users in the United States, Canada, the United Kingdom and Europe.

     Eagle has undertaken an extensive cost reduction program since acquiring the IEP companies in 1989. As a major part of that plan, Eagle relocated one of IEP's principal manufacturing facilities from New Jersey to Florida in the first quarter of 1993 in order to improve productivity and quality control, enhance manufacturing efficiencies and increase labor flexibility.

  INDUSTRIAL PRODUCTS GROUP

     The Industrial Products Group consists of three businesses that manufacture and distribute products for the chemical/pharmaceutical, process industries and commercial aviation markets. Products manufactured and distributed include reactor and storage vessels, fluid mixing and agitation equipment and commercial airline seating.

     The chemical process industry is largely dependent on capital expenditures by chemical and pharmaceutical producers. Domestically, capital spending over the past few years has been less than anticipated by published industry forecasts. However, the pharmaceutical segment of the chemical process industry has shown continued growth. Both domestically and in Europe, Eagle's business is focused on the pharmaceutical segment. Eagle's operations in Europe continue to be negatively affected by the depressed economy in Germany.

     The financial difficulties experienced by the domestic airline industry have resulted in a reduction in capital spending for commercial aircraft and associated equipment. However, Burns Aerospace ("Burns") derives approximately 65% of its aviation business from the foreign aviation market, which has not been as adversely affected as the domestic industry. Eagle believes that future revenue and earnings growth for the Industrial Products Group is largely dependent on worldwide capital spending in the chemical and aviation industries.

     Process Industries Products

     Major products manufactured for the process industries markets include: lined and coated reactor and storage vessels, heat exchangers, mixers and evaporators, columns and accessories, and agitators and static mixers.

     Pfaudler is a producer of glass-lined reactor and storage vessels, which are custom-ordered and designed for use in the chemical and pharmaceutical industries. Pfaudler's sales exceed those of its major competitor. Pfaudler's products are manufactured in six facilities operating in the United States, the United Kingdom, Germany, Mexico, Brazil and a joint venture interest in India. This arrangement allows Pfaudler to respond quickly to market demands for both sales and service. Replacement parts and service represent a significant portion of revenues.

     Pfaudler's products are available in a broad range of construction materials, such as glass-lined steel fluoropolymers, exotic metals and alloys. These vessels, together with accessories such as agitators and baffles, are marketed under the trade name Glasteel(R). In pharmaceutical applications, Glasteel(R) protects the color and purity of the products being processed.

     Chemineer is a designer, manufacturer and distributor of agitators and static mixers for fluid processing applications, which range from sophisticated polymerization and fermentation processes to simple storage operations. Chemineer's products include its line of HT Series turbine agitators, which use rotary action to produce motion in a fluid; side-entering agitators; static mixers, which are continuous mixing and processing devices with no moving parts; and small portable agitators. Competition is based primarily on application engineering and customer service. Replacement parts and service account for a significant portion of revenues. Chemineer's products are used in the chemical, pharmaceutical, paint, coatings, petrochemical, food processing and water treatment industries.

     Chemineer's products are marketed worldwide to a diverse customer base, with products being sold primarily through manufacturers' representatives and sales representative organizations. Chemineer also maintains direct sales offices in Houston, Texas, the United Kingdom and the Netherlands. Chemineer established a research and development facility to focus on the development of new products and on applied research. Chemineer recently has introduced computer technology to perform on-site customized application engineering.

     Commercial Aviation Products

     Burns manufactures and refurbishes commercial airline seating, including passenger, observer and flight attendant seating. In addition, Burns manufactures various spare parts, including seat cushions and covers for aftermarket sale in the commercial aircraft markets.

     Burns sells its Innovator(R), Airest(R) 5, Airest(R) 202 and Airest(R) Commuter seating products primarily to the major air carriers in the United States and Europe. Over the past four years, Burns has been able to successfully diversify its customer base from a domestic regional orientation to an international mix. Burns derives approximately 65% of its new seat revenues from foreign carriers.

  AUTOMOTIVE PRODUCTS GROUP

     Eagle has three primary businesses which serve various sectors of the automotive aftermarket: Mighty Distributing System of America ("Mighty"), The Parts House ("Parts House") and Denman Tire ("Denman"). Major products produced and/or distributed to the automotive markets include: automotive parts and accessories and specialty pneumatic tires. Clevaflex manufactures and distributes multi-ply flexible tubing for carburetor air ducts to original equipment manufacturers in the automotive market.

     Mighty and Parts House distribute automotive parts and accessories principally throughout the United States. Mighty is an owner and operator of automotive parts franchise operations and has over 150 franchises nationwide and one distribution center that sell automotive parts in the aftermarket to professional dealers and installers. Mighty also markets new territories and re-markets existing territories to generate franchise fee revenues. Mighty repackages and distributes Mighty private label auto parts to franchisees and other company locations, and owns and operates nine locations directly. Parts House, headquartered in Jacksonville, Florida, is a wholesale distributor of nationally branded automotive parts and accessories serving primarily the Southeast region of the United States and operates through three principal distribution centers.

     Denman manufactures and distributes over 1,000 different types of specialty pneumatic tires, including tires for classic and racing automobiles, all-terrain vehicles, motorcycles, light and medium duty trucks and farm, mining and other industrial vehicles. Denman's products are marketed nationally under both the Denman brand name and the private label names of certain Denman customers. Denman distributes its tires primarily through five major wholesale distributors, and services its customers through a direct sales force. Substantially all of Denman's sales are to the replacement tire market.

     Clevaflex manufactures and distributes multi-ply, flexible tubing for carburetor air ducts used in automobile emission systems and other automotive-engine compartment applications. Clevaflex has a direct sales force which distributes its products to original equipment manufacturers in the automotive markets. Approximately 80% of Clevaflex's sales are made directly to domestic automobile manufacturers, including General Motors Corporation, Ford Motor Company and Chrysler Corporation, with additional sales to certain foreign automobile manufacturers for use in models produced in the United States.

  SPECIALTY PRODUCTS GROUP

     The Specialty Products Group consists of businesses which manufacture and distribute commercial refrigeration equipment and consumer products. Businesses within the group manufacture refrigerated display cases and hand knitting and craft yarns. In addition, the group includes a designer and distributor of ski and rugged outerwear. The Specialty Products Group is largely dependent on trends in consumer spending and overall consumer confidence. The Company believes that future growth in revenue and earnings for the Specialty Products Group is dependent on consumer spending.

     Commercial Refrigeration Equipment

     Hill Refrigeration ("Hill") manufactures commercial refrigeration equipment, including refrigeration and non-refrigeration display cabinets, condensing units and refrigeration systems, and related equipment for sale to food retailers.

     Principal products in this market include refrigerated display cases that merchandise and protect perishables such as meat, deli products, frozen foods, dairy products and produce. To enhance manufacturing efficiencies, cases are configured to use common design parts and are produced in two basic lengths. However, to meet specific needs of the customer, Hill offers many options and special accessories. In addition, because energy efficiency is a significant consideration in case purchases, Hill offers sophisticated controls and patented features to reduce operating costs for its customers. Hill equipment is sold through a direct sales force to leading supermarket chains, food wholesalers and government commissaries. Smaller food chains are serviced through a network of independent distributors who buy and re-sell equipment.

     In 1993, the Company closed Hill's Canadian facility and consolidated those operations with its Trenton, New Jersey facility. In an effort to reduce manufacturing costs and to simplify manufacturing processes, Hill initiated a project to redesign its commercial refrigeration cases in 1993. This redesign has led to a decision to restructure Hill's Trenton, New Jersey manufacturing facility. Accordingly, in 1993, the Company reduced the book value of its Trenton, New Jersey plant by approximately $20 million as it reviews relocation options.

     Consumer Products

     Eagle has two businesses which serve various consumer markets: Gerry Sportswear ("Gerry") and Caron International ("Caron"). Gerry designs and markets ski and rugged outerwear. Caron is a manufacturer and distributor of acrylic hand knitting and craft yarns and a producer of craft kits. The yarn products include a broad line of acrylic fibers in a wide assortment of weights and colors with varying textures. Craft kits are sold under the Wonder Art(R) name and include latch hook, stamped goods, craft dolls and yarn kits. Caron markets its yarn products and craft kits directly to major retailers through its own sales force. Caron's customer base includes all major distribution channels, including mass merchants, chain stores, fabric stores and craft and specialty stores. As part of a cost reduction program which the Company undertook in 1993, Caron closed its London, Kentucky manufacturing facility, consolidating the London operation into its other locations.

COMPETITION

     Eagle faces competition in each of the various product lines from numerous firms within the United States and internationally. Businesses within the Building Products Group, the Electrical Products Group, Automotive Products Group and the Specialty Products Group compete primarily with several domestic competitors in their various markets. Pfaudler competes primarily with one major competitor on a world-wide basis. The other businesses within the Industrial Products Group compete primarily with several domestic competitors in their various markets. Eagle strives to position its businesses as market leaders, desiring to achieve a position as one of the top three suppliers in each of the individual markets which its businesses serve. Eagle's businesses compete with other companies on the basis of price, service, product quality, availability and delivery. Certain of Eagle's competitors are larger and have greater financial resources than Eagle.

SEASONALITY, WORKING CAPITAL AND CYCLICALITY

     Sales of certain of Eagle's products are subject to seasonal variation. Seasonal factors historically have not had a significant affect on working capital requirements as Eagle has been able to adjust its production to meet these seasonal demands. Sales of products manufactured within the Building Products Group are primarily dependent on residential and commercial construction markets and home improvement. Sales of certain products manufactured within the Electrical Products Group are also dependent on the construction industry. Due to seasonal factors associated with the construction industry, sales of these products are higher during the spring and summer building seasons than at other times of the year. Most of the industries in which the Company competes are particularly sensitive to changes in the economy. The nation's most recent recession had an adverse impact on the Company's sales and profitability. Future downturns in the economy would negatively affect the Company's operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RAW MATERIALS, SUPPLIERS AND CUSTOMERS

     Eagle purchases raw materials, principally steel, aluminum, alloy metals, clay and other supplies from numerous domestic and foreign suppliers. These raw materials and other supplies are generally available. Eagle's businesses market their products to numerous domestic and foreign customers. As previously discussed, Sears accounts for a significant amount of sales in the Building Products Group, however, this amount is not significant to Eagle's consolidated net sales. See "Business" above.

RESEARCH AND DEVELOPMENT

     Eagle and its subsidiaries invest in research and development of new products. See Note 2 to the Eagle Consolidated Financial Statements for information regarding research and development expenses.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

     There are several registered patents and trademarks used by businesses within the Building Products Group, the Electrical Products Group, the Industrial Products Group, the Automotive Products Group and the Specialty Products Group, none of which are individually significant to the consolidated operations of Eagle. Eagle's businesses do not materially rely on any single patent, license or franchise.

BACKLOG

     The following table indicates the approximate backlog for each of Eagle's business groups as of the dates indicated. Approximately $44 million of the backlog at December 31, 1993 is expected to be shipped in 1995 or after, substantially all of which relates to Burns.



                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1993            1992
                                                                ------------    ------------
                                                                                  (RESTATED)
                                                                       (IN MILLIONS)
        Building Products Group..............................      $ 25.6          $ 11.5
        Electrical Products Group............................        24.7            21.9
        Industrial Products Group............................       140.1           132.5
        Automotive Products Group............................         2.9             3.3
        Specialty Products Group.............................        36.4            34.1
                                                                   ------          ------
             Total...........................................      $229.7          $203.3
                                                                   ------          ------
                                                                   ------          ------

OTHER MATTERS

  ENVIRONMENTAL MATTERS

     Eagle's subsidiaries, as manufacturing companies, are subject to various environmental laws concerning, for example, emissions to the air, discharges into water and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. In addition to costs associated with regulatory compliance, companies such as those within Eagle, which in prior years have disposed of hazardous material at various sites, may be liable under various federal and state laws for the costs of the clean-up of such sites. It is impossible to predict accurately Eagle's future expenditures for environmental matters; however, Eagle anticipates that future environmental requirements will become more stringent, which may result in increased expenditures. It is Eagle's policy to take all reasonable measures to control and eliminate pollution resulting from its operations. Eagle believes that as a general matter its policies, practices and procedures in the areas of pollution control, product safety, occupational health, medical services and safety and loss prevention are adequate to prevent unreasonable risk of environmental and other damage, and the resulting financial liability.

     Eagle believes, based on consultations with legal counsel and environmental consultants and its own reviews of the nature and extent of potential liabilities, that compliance with existing environmental protection laws, including those requiring clean-up of hazardous waste, will not have a material adverse effect on Eagle's financial position, results of operations or competitive position. The Company believes that it has adequate reserves. The amounts spent by Eagle on environmental expenditures were not material to Eagle's results of operations and financial position in the year ended December 31, 1993, the five months ended December 31, 1992 or in fiscal 1992 or 1991. It is impossible, however, to predict with certainty the level of expenditures with respect to any such obligations, in part because a substantial portion of any expenditure is a function of unsettled and evolving enforcement and regulatory policies in states where Eagle conducts its business.

  EMPLOYEES

     Eagle's continuing operations employed approximately 9,400 employees as of December 31, 1993. Approximately 3,800 employees are represented by 24 unions. Collective bargaining is conducted on a subsidiary-by-subsidiary basis with local unions belonging to various national and international unions. Management believes that labor relations are satisfactory at all subsidiaries.

ITEM 2. PROPERTIES

     Eagle believes its manufacturing, warehouse and office facilities are adequate for its current and foreseeable requirements. Eagle's principal facilities consist of the following:

                                                                               APPROX
                                                                               SQUARE       TERMS OF
               LOCATION                            PRINCIPAL USE              FOOTAGE     OCCUPANCY(A)
- ---------------------------------------  ---------------------------------    --------    -------------
BUILDING PRODUCTS GROUP:
AIR DISTRIBUTION AND HANDLING PRODUCTS
  Holland, Michigan                      Office, Manufacturing                 613,000      Owned
  Huntsville, Alabama                    Office, Manufacturing                 219,000      Owned
  Geneva, Alabama                        Office, Manufacturing                 177,000      Owned
  Memphis, Tennessee                     Office, Manufacturing, Warehouse       94,000      Leased
  Sparks, Nevada                         Distribution Center                    73,000      Leased
  Jackson, Tennessee                     Manufacturing, Warehouse               62,000      Leased
BATHROOM PLUMBING FIXTURES
  Kilgore, Texas                         Office, Warehouse, Manufacturing      544,000      Owned
  Perrysville, Ohio                      Office, Manufacturing                 492,000      Owned
  Walnut, California                     Manufacturing                         413,900      Owned
  Big Prairie, Ohio                      Manufacturing                          60,000      Owned
  Shelby, Ohio                           Warehouse                              48,000      Leased
AIR PRODUCTS
  Jackson, Tennessee                     Office, Manufacturing, Warehouse      300,000      Owned
ELECTRICAL PRODUCTS GROUP:
ELECTRICAL POWER DISTRIBUTION PRODUCTS
  Milford, New Hampshire                 Office, Manufacturing                 230,000      Owned
  Hackettstown, New Jersey               Office, Manufacturing                 125,000      Owned
  Albuquerque, New Mexico                Office, Manufacturing                  90,000      Owned
  Hackettstown, New Jersey               Office, R&D                            34,000      Owned
  Hackettstown, New Jersey               Warehouse                              10,000      Leased
INDUSTRIAL ELECTRICAL PRODUCTS
  Brooksville, Florida                   Office, Manufacturing                  65,000      Owned
  Punta Gorda, Florida                   Office, Manufacturing                  60,000      Owned
  Ontario, Canada                        Office, Manufacturing                  17,500      Leased
  Newbury, Berkshire, England            Office, Manufacturing                   7,000      Leased

                                                                               APPROX
                                                                               SQUARE       TERMS OF
               LOCATION                            PRINCIPAL USE              FOOTAGE     OCCUPANCY(A)
- ---------------------------------------  ---------------------------------    --------    -------------
INDUSTRIAL PRODUCTS GROUP:
PROCESS INDUSTRIES PRODUCTS
  Rochester, New York                    Office, Manufacturing                 500,000      Owned
  Schwetzingen, Germany                  Office, Manufacturing                 400,000      Owned
  Levin Fife, Scotland                   Office, Manufacturing                 240,000      Owned
  Dayton, Ohio                           Office, Manufacturing                 145,000      Leased
  Mexico City, Mexico                    Office, Manufacturing                 110,000      Owned
  Avondale, Pennsylvania                 Office, Manufacturing                 100,000      Owned
  Taubate, Brazil                        Office, Manufacturing                 100,000      Owned
  North Andover, Massachusetts           Office, Manufacturing                  30,000      Leased
  Sao Jose Dos Campos, Brazil            Office, Manufacturing                  30,000      Leased
  Derby, England                         Office, Manufacturing                  20,000      Leased
  Kearsley, England                      Office, Manufacturing                  14,000      Owned
  Stoline, Levin Fife, Scotland          Office, Manufacturing                  12,500      Leased
  Bolton, England                        Office, Manufacturing                  11,000      Owned
COMMERCIAL AVIATION PRODUCTS
  Winston-Salem, North Carolina          Office, Manufacturing                 268,300      Owned
  Inglewood, California                  Office, Manufacturing                  86,000      Leased
AUTOMOTIVE PRODUCTS GROUP:
AUTOMOTIVE AFTERMARKET PRODUCTS
  Lordstown, Ohio                        Warehouse                             216,000      Leased
  Warren, Ohio                           Office, Manufacturing                 205,500      Owned
  Jackson, Tennessee                     Warehouse                               93,00      Owned
  Monroe, Louisiana                      Office, Warehouse                      43,200      Leased
  Jackson, Mississippi                   Office, Warehouse                      43,200      Leased
  Jacksonville, Florida                  Office, Warehouse                      40,000      Leased
  New Orleans, Louisiana                 Office, Warehouse                      25,300      Leased
  Orlando, Florida                       Office, Warehouse                      25,000      Leased
  Miami, Florida                         Office, Warehouse                      24,800      Leased
  Cleveland, Ohio                        Office, Manufacturing                  21,000      Owned
  Norcross, Georgia                      Office                                 17,000      Owned
  St. Petersburg, Florida                Office, Warehouse                      15,200      Leased
  West Palm Beach, Florida               Office, Warehouse                      14,000      Leased
  Tallahassee, Florida                   Office, Warehouse                      12,000      Leased
  Sarasota, Florida                      Office, Warehouse                      10,000      Leased
SPECIALTY PRODUCTS GROUP:
CONSUMER PRODUCTS
  Rochelle, Illinois                     Office, Manufacturing, Warehouse      476,000      Owned
  Lafayette, Georgia                     Office, Manufacturing                 150,600      Owned
  Seattle, Washington                    Office, Warehouse                      60,000      Owned
  Dalton, Georgia                        Office, Manufacturing                  42,500      Leased
  Rochelle, Illinois                     Warehouse                              12,000      Leased
COMMERCIAL REFRIGERATION EQUIPMENT
  Trenton, New Jersey                    Office, Manufacturing, Warehouse      680,000      Owned
  Chino, California                      Office, Warehouse                      25,000      Leased
CORPORATE:
  Chicago, Illinois                      Corporate Headquarters                 10,000      Leased (b)

- -------------------------
(a) Substantially all domestic properties owned by Eagle and its subsidiaries are subject to mortgages granted to financial institutions under its credit facilities. See Note 5 to the Eagle Consolidated Financial Statements for additional information regarding indebtedness of Eagle and its subsidiaries.

(b) Eagle leases this property from affiliates of GAMI.

ITEM 3. LEGAL PROCEEDINGS

     Eagle and its subsidiaries are defendants in several lawsuits arising in the ordinary course of business. Management does not believe, based on the advice of counsel, that any of these lawsuits, individually or in the aggregate, will have a material adverse effect on Eagle's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     As a result of the Restructuring, Eagle became a wholly owned subsidiary of GAMI, and as such, had one stockholder subsequent to September 25, 1992. Pursuant to the Restructuring, Eagle declared a stock dividend, resulting in 11,077,261 shares of common stock issued and outstanding. In December, 1993, Eagle declared a reverse stock split of 1/11,077 per share of common stock resulting in the Company having 1,000 shares of common stock issued and outstanding. At March 15, 1994, Eagle had 1,000 shares of common stock authorized, issued and outstanding, all of which was held by GAMI.

     Eagle paid a $30.0 million cash dividend to its corporate parent out of earnings in February 1991. Eagle does not currently intend to pay dividends to its stockholder. Eagle's dividend policy will be reviewed from time to time by its Board of Directors in light of Eagle's earnings, financial position and other factors deemed relevant by the Board of Directors. In addition, the amount of cash dividends, if any, which may be paid on the Eagle Common Stock is restricted by debt agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," "Certain Relationships and Related Transactions -- Disaffiliation Agreement" and Note 5 to the Eagle Consolidated Financial Statements for a discussion of restrictions on the ability of Eagle to pay dividends.

     As discussed in Note 17 to the Eagle Consolidated Financial Statements, in January 1994 the Company received $50 million from GAMI in the form of a capital contribution.

ITEM 6. SELECTED FINANCIAL INFORMATION

     The selected financial information presented below has been derived from the audited Eagle Consolidated Financial Statements for the year ended December 31, 1993, the five months ended December 31, 1992 and for the fiscal years ended July 31, 1989 through 1992 and should be read in conjunction with such financial statements and the notes thereto. The five month period ended December 31, 1991 is unaudited and is presented only for comparative purposes. This information has been restated to give retroactive effect to businesses accounted for as discontinued operations.

                                             FIVE MONTHS ENDED
                             YEAR ENDED         DECEMBER 31,                   YEAR ENDED JULY 31,
                            DECEMBER 31,    --------------------    ------------------------------------------
                                1993          1992        1991        1992        1991        1990       1989
                            ------------    --------    --------    --------    --------    --------    ------
                                                              (IN MILLIONS)
INCOME STATEMENT DATA:
Net sales................     $1,142.3      $  458.2    $  433.4    $1,098.8    $1,033.9    $  992.0    $448.6
Loss from continuing
  operations.............        (68.1)         (6.5)       (4.8)       (0.3)       (2.9)       (8.8)     (1.5)
Net income (loss)........       (110.6)        (11.4)       12.0        25.9        27.3        41.4       4.6
BALANCE SHEET DATA (AT
  END OF PERIOD):
Total assets.............     $1,102.2      $1,179.2    $1,277.1    $1,230.0    $1,269.5    $1,439.3    $571.2
Long-term debt...........        641.2         645.7       621.3       613.3       654.7       729.1     361.1
Total liabilities........      1,010.1         970.4     1,031.4     1,004.5     1,035.7     1,230.1     522.2
Stockholder's equity.....         92.1         208.8       245.7       225.5       233.8       209.2      49.0

- -------------------------
(A) Eagle adopted the new accounting standard "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112") effective December 31, 1993, "Accounting for Income Taxes" ("SFAS No. 109") in the first quarter of calendar 1993 and "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106") in the first quarter of fiscal 1992. Refer to Notes 2, 6 and 7 to the Eagle Consolidated Financial Statements for additional information regarding the adoption of these accounting pronouncements.

(B) See Note 3 to the Eagle Consolidated Financial Statements for information regarding acquisitions.

(C) See Note 12 to the Eagle Financial Statements for information regarding certain adjustments to stockholder's equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Consolidated Financial Statements included herein.

GENERAL

     Effective December 16, 1992, Eagle changed its year end from July 31 to December 31. Information for the year ended December 31, 1992 and for the five months ended December 31, 1991 is unaudited and has been presented for comparative purposes only.

     As disclosed in Notes 2 and 7 to the Eagle Consolidated Financial Statements, Eagle adopted the provisions of SFAS No. 109 effective January 1, 1993. By adopting this standard, Eagle reduced its net deferred tax assets by $3.5 million and recorded a corresponding charge of $3.5 million.

     As disclosed in Note 2 to the Eagle Consolidated Financial Statements, Eagle adopted the provisions of SFAS No. 112 effective December 31, 1993. By adopting this standard, Eagle increased its accrued expenses by $3.0 million and recorded a corresponding pretax charge of $3.0 million.

     As disclosed in Note 6 to the Eagle Consolidated Financial Statements, Eagle adopted the provisions of SFAS No. 106 in the first quarter of fiscal 1992. By adopting this standard, Eagle recorded a cumulative adjustment of $24.2 million by reducing its then recorded postretirement benefits liability to the discounted present value of expected future benefits attributed to employees' service rendered prior to August 1, 1991, and recorded a corresponding $24.2 million non-cash pretax benefit.

     In 1993, the Company redefined its industry segments to add an Automotive Products Group and realign its Building Products and Specialty Products Groups. Prior periods' results of operations have been restated to reflect the reclassifications.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1993 AS COMPARED TO YEAR ENDED DECEMBER 31, 1992

     Net Sales

     Following are net sales by business group:

                                                     YEAR ENDED DECEMBER
                                                             31,                 INCREASE/(DECREASE)
                                                    ----------------------      ---------------------
                                                      1993          1992        AMOUNT     PERCENTAGE
                                                    --------      --------      ------     ----------
                                                          (DOLLARS IN MILLIONS)
Building Products Group..........................   $  372.3      $  345.2      $ 27.1          7.9%
Electrical Products Group........................      176.8         168.7         8.1          4.8
Industrial Products Group........................      241.4         280.2       (38.8)       (13.9)
Automotive Products Group........................      164.2         139.8        24.4         17.5
Specialty Products Group.........................      187.6         189.7        (2.1)        (1.1)
                                                    --------      --------      ------
     Total.......................................   $1,142.3      $1,123.6      $ 18.7          1.7%
                                                    --------      --------      ------     ----------
                                                    --------      --------      ------     ----------

     Excluding the effects of acquisitions, consolidated net sales for the year ended December 31, 1993 were $16.3 or 1.5% higher than net sales for the year ended December 31, 1992. This increase was primarily due to increased volume at the Company's automotive parts distribution businesses, Denman, Hart & Cooley, Mansfield and Hill partially offset by declines at Burns, Pfaudler and Caron.

     Net sales of $372.3 million for the year ended December 31, 1993 for the Building Products Group were $27.1 million or 7.9% higher than in the 1992 period. This increase was primarily due to increased volume at Mansfield and increased volume and to a lesser extent improved pricing at Hart & Cooley. These increases were primarily the result of improvement in the residential construction market.

     Net sales of $176.8 million for the year ended December 31, 1993 for the Electrical Products Group were $8.1 million or 4.8% higher than in the 1992 period. Approximately $2.4 million of the increase was due to a product line acquisition made by Elastimold. The remainder of the increase was primarily due to increased volume and improved pricing at Hendrix and increased international volume at Elastimold.

     Net sales of $241.4 million for the year ended December 31, 1993 for the Industrial Products Group were $38.8 million or 13.9% lower than in the 1992 period. This decrease was due to lower volume at Pfaudler due to a decline in European sales and lower volume at Burns due to decreased expenditures in the aviation industry and a large order in the 1992 period, which was not repeated in 1993. These decreases were partially offset by an increase in volume at Chemineer, which was partially offset by reduced pricing.

     Net sales of $164.2 million for the year ended December 31, 1993 for the Automotive Products Group were $24.4 million or 17.5% higher than in the 1992 period. This increase was primarily due to increased volume at Denman and as a result of an increase in the customer base at the automotive parts distribution businesses.

     Net sales of $187.6 million for the year ended December 31, 1993 for the Specialty Products Group were $2.1 million or 1.1% lower than in the 1992 period. This decrease was primarily due to a decrease in volume at Caron related to the sale of its industrial yarn product line in 1992, which accounted for $6.5 million of the decrease, as well as continued softness in consumer discretionary spending. This decrease was partially offset by increased volume at Hill, partially offset by reduced pricing.

     Gross Earnings

     Consolidated gross earnings of $224.5 million for the year ended December 31, 1993 were $2.2 million lower than in the 1992 period. This decrease was primarily due to lower sales volume and to a lesser extent competitive pricing in the Industrial Products Group, a write-down of inventory at Burns and a decrease in volume at Caron. Consolidated gross margin of 19.7% in 1993 was down from 20.2% in the comparable 1992 period.

     Operating Income

     Following is operating income by business group:

                                                    YEAR ENDED DECEMBER 31,      INCREASE/(DECREASE)
                                                    ----------------------     ---------------------
                                                      1993          1992       AMOUNT     PERCENTAGE
                                                     ------        ------      ------     ----------
                                                          (DOLLARS IN MILLIONS)
Building Products Group...........................   $ 47.5        $ 44.1      $  3.4          7.7%
Electrical Products Group.........................     14.9          17.0        (2.1)       (12.7)
Industrial Products Group.........................     (2.9)         11.7       (14.6)      (124.9)
Automotive Products Group.........................      6.2           3.6         2.6         72.5
Specialty Products Group..........................    (67.6)         (0.9)      (66.7)         N/M
Corporate Expenses................................    (11.0)        (12.7)        1.7         13.1
                                                     ------        ------      ------
     Operating Income (Loss)......................   $(12.9)       $ 62.8      $(75.7)      (120.5)%
                                                     ------        ------      ------     ----------
                                                     ------        ------      ------     ----------

     Consolidated operating loss for the year ended December 31, 1993 was $12.9 million compared to operating income of $62.8 million in 1992. This decrease was primarily due to the recording of $71.8 million of restructuring charges in the third and fourth quarter of 1993. Excluding these restructuring charges and $1.7 million of restructuring charges recorded in 1992, operating income decreased $5.7 million or 8.8%. This decrease was primarily due to lower sales volume at Pfaudler, Burns and Caron, and a write-down of certain inventory and receivables at Burns of $6.7 million. The decline was partially offset by increased sales volume at Denman and the Company's automotive parts distribution businesses and an increase in price and volume at Hendrix and Hart & Cooley.

     Several of the Company's businesses recorded restructuring charges totaling $71.8 million in the third and fourth quarter of 1993. Elastimold recorded charges of $0.6 million related to an early retirement program. IEP recorded charges of $2.0 million for additional costs associated with the relocation of one of its manufacturing facilities from New Jersey to Florida. Pfaudler recorded charges of $2.0 million, principally for the downsizing of certain of its foreign operations. Caron recorded charges of $6.2 million for the shut down of its London, Kentucky facility. Hill recorded charges of $8.8 million for the shut down of its Canadian facility. Hill also recorded charges of $52.2 million for the write-down of certain assets including property, plant and equipment of $19.4 million and goodwill of $25.8 million associated with its studies regarding the reconfiguration and/or relocation of its Trenton, New Jersey plant. See Note 8 to the Eagle Consolidated Financial Statements for a more detailed description of the restructuring charges.

     Operating income for the year ended December 31, 1993 for the Building Products Group was $3.4 million or 7.7% higher than in 1992. This increase was primarily due to improved pricing and increased volume at Hart & Cooley, partially offset by decreases at Mansfield due to decreased pricing and higher operating costs. Operating margin for the group was 12.8% for the years ended December 31, 1993 and 1992.

     Excluding the effects of restructuring charges, income for the year ended December 31, 1993 for the Electrical Products Group was $0.4 million or 2.6% higher than in 1992. Improved pricing at Hendrix and reduced manufacturing costs at IEP were offset by declines at Elastimold caused by decreased earnings at its European joint venture. Excluding the effects of restructuring charges, operating margins were 9.9% and 10.0% for the years ended December 31, 1993 and 1992, respectively, due to the above mentioned factors.

     Excluding restructuring charges of $2.0 million in 1993 and $1.7 million in 1992, the operating loss for the year ended December 31, 1993 for the Industrial Products Group was $0.9 million compared to operating income of $13.4 million in 1992. The decrease was due primarily to decreased pricing at Chemineer, lower volume and prices at Burns, the write-down of certain receivables and inventory at Burns and lower volume at Pfaudler. Excluding the effects of restructuring charges and the write-down of accounts receivables and inventory in 1993 and restructuring charges in 1992, operating margins were 2.4% and 4.8% for the years ended December 31, 1993 and 1992, respectively, due to the above mentioned factors.

     Operating income for the year ended December 31, 1993 for the Automotive Products Group was $2.6 million or 72.5% higher than in 1992. This increase was primarily due to increased sales volume at Denman and the automotive parts distribution businesses. Operating margins were 3.8% and 2.6% for the years ended December 31, 1993 and 1992, respectively, due to the above mentioned factors.

     Excluding restructuring charges, operating loss for the year ended December 31, 1993 for the Specialty Products Group was $0.4 million compared to an operating loss of $0.9 million in 1992. The improvement was primarily due to increased volume at Hill partially offset by decreased volume at Caron. Excluding the effects of restructuring charges, operating margins were (0.2)% and (0.5)% for the years ended December 31, 1993 and 1992, respectively, due to the above mentioned factors.

     Corporate expenses for the year ended December 31, 1993 were $1.7 million or 13.1% lower than in the 1992 period. This decrease was primarily due to a one time curtailment gain of $1.3 million associated with a pension plan.

     Interest Expense

     Net interest expense related to continuing operations was $67.1 million for the year ended December 31, 1993 compared to $63.8 million for the comparable 1992 period. This increase is primarily attributable to a decrease in interest income (see Note 12 to the Eagle Consolidated Financial Statements).

     Loss From Continuing Operations (Before Income Taxes)

     The loss from continuing operations before income taxes for the year ended December 31, 1993 was $80.0 million. This was due to restructuring charges and the write-down of certain accounts receivables and inventory totaling $78.5 million. In addition, as discussed in Liquidity and Capital Resources below, the Refinancing is expected to generate annual savings of at least $20 million in interest expense.

     Income Tax Provision

     The Company's tax benefit for continuing operations for the year ended December 31, 1993 reflected the significant amount of non-deductible expenses including the write-down of goodwill balances and goodwill amortization. See
Note 7 to the Eagle Consolidated Financial Statements for a further analysis of the effective tax rate.

  FIVE MONTHS ENDED DECEMBER 31, 1992 AS COMPARED TO FIVE MONTHS ENDED DECEMBER 31, 1991

     Net Sales

     Following are net sales by business group:

                                                       FIVE MONTHS ENDED
                                                          DECEMBER 31,          INCREASE/(DECREASE)
                                                       ------------------      ---------------------
                                                        1992        1991       AMOUNT     PERCENTAGE
                                                       ------      ------      ------     ----------
                                                           (DOLLARS IN MILLIONS)
Building Products Group.............................   $150.1      $128.7      $ 21.4         16.6%
Electrical Products Group...........................     66.2        62.2         4.0          6.4
Industrial Products Group...........................    100.5       100.7        (0.2)        (0.2)
Automotive Products Group...........................     58.9        47.0        11.9         25.3
Specialty Products Group............................     82.5        94.8       (12.3)       (12.9)
                                                       ------      ------      ------
  Total.............................................   $458.2      $433.4      $ 24.8          5.7%
                                                       ------      ------      ------     ----------
                                                       ------      ------      ------     ----------

     Excluding the effects of acquisitions, consolidated net sales for the five months ended December 31, 1992 were $20.5 million or 4.7% higher than net sales for the five months ended December 31, 1991. The increase was primarily due to increased volume at Hart & Cooley, Mansfield, Elastimold, Denman and DeVilbiss Air Power, partially offset by declines at Chemineer and Caron. Net sales increased $4.3 million due to the effect of an acquisition within the Company's Automotive Products Group during the five months ended December 31, 1991.

     Net sales of $150.1 million for the Building Products Group were $21.4 million or 16.6% higher than net sales for the five months ended December 31, 1991. This was primarily due to increased volume attained by all businesses within this group. Contributing to this increase were increased sales to customers in Mexico by Mansfield of $1.7 million and increased sales to Sears by DeVilbiss Air Power of $6.5 million.

     Net sales of $66.2 million for the Electrical Products Group were $4.0 million or 6.4% higher than net sales for the five months ended December 31, 1991. This was primarily due to increased international volume at Elastimold.

     Net sales of $100.5 million for the Industrial Products Group were $0.2 million or 0.2% lower than net sales for the five months ended December 31, 1991. This decrease was primarily due to a $3.7 million decline in sales at Chemineer, partially offset by an increase of $3.0 million at Burns.

     Net sales of $58.9 in the Automotive Products Group were $11.9 million or 25.3% higher than the net sales for five months ended December 31, 1991. Approximately $4.3 million of the increase reflects the effect of an acquisition within the Company's automotive parts distribution businesses. Sales also increased at Denman and Eagle's automotive parts distribution businesses.

     Net sales in the Specialty Products Group were $12.3 million or 12.9% lower than the net sales for five months ended December 31, 1991. This decrease was primarily due to declines at Caron and Gerry caused by continued softness in consumer discretionary spending and, to a lesser extent, the sale of Caron's industrial yarn product line.

     Gross Earnings

     Consolidated gross earnings of $90.2 million for the five months ended December 31, 1992 were virtually unchanged from gross earnings of $89.8 million for the five months ended December 31, 1991. The consolidated gross margin declined to 19.7% for the five months ended December 31, 1992 from 20.7% for the five months ended December 31, 1991 due primarily to competitive pricing pressures and changes in product mix in many of Eagle's businesses. Many of the Company's businesses reduced sales prices in order to remain competitive and/or to gain market share. Partially offsetting these price discounts were cost reduction programs, which included reduced staffing levels and other cost containment measures.

     Operating Income

     Following is operating income by business group:

                                                           FIVE MONTHS ENDED
                                                             DECEMBER 31,        INCREASE/(DECREASE)
                                                           -----------------     --------------------
                                                           1992        1991      AMOUNT    PERCENTAGE
                                                           -----       -----     ------    ----------
                                                              (DOLLARS IN MILLIONS)
Building Products Group.................................   $18.6       $15.9     $ 2.7         17.4%
Electrical Products Group...............................     4.4         3.8       0.6         14.4
Industrial Products Group...............................     0.5         2.6      (2.1)       (82.7)
Automotive Products Group...............................     0.5         1.1      (0.6)       (44.8)
Specialty Products Group................................     1.4         5.7      (4.3)       (75.7)
Corporate Expenses......................................    (5.8)       (4.7)     (1.1)       (22.3)
                                                           -----       -----     -----
     Operating Income...................................   $19.6       $24.4     $(4.8)       (19.7)%
                                                           -----       -----     -----        -----
                                                           -----       -----     -----        -----

     Consolidated operating income of $19.6 million for the five months ended December 31, 1992 was $4.8 million, or 19.7% lower than operating income for the five months ended December 31, 1991. Operating income declined primarily due to unfavorable product mix and a restructuring charge of $1.7 million in certain businesses in the Industrial Products Group and reduced sales volumes for certain businesses in the Specialty Products Group. Consolidated operating margin, before restructuring charges, was 4.6% for the five months ended December 31, 1992 as compared to 5.7% for the five months ended December 31, 1991. The decline is due to the above mentioned factors. Consolidated selling and administrative expenses increased $4.5 million for the five months ended December 31, 1992 compared to the five months ended December 31, 1991 as a result of the higher sales levels, however, selling and administrative expenses as a percentage of net sales remained at 14.3% during both periods.

     Operating income for the Building Products Group of $18.6 million for the five months ended December 31, 1992 was $2.7 million, or 17.4% higher than operating income for the same period in 1991. This increase was due primarily to increased sales volume at all of the businesses within this group. Operating margin was essentially flat at 12.4% and 12.3% for the five months ended December 31, 1992 and 1991, respectively.

     Operating income for the Electrical Products Group of $4.4 million for the five months ended December 31, 1992 was $0.6 million or 14.4% higher than operating income for the same period in 1991. This increase was due primarily to increased volume at Elastimold and cost reduction programs at certain units. Operating margin was 6.6% and 6.1% for the five months ended December 31, 1992 and 1991, respectively, due to the above mentioned factors.

     Operating income for the Industrial Products Group of $0.5 million for the five months ended December 31, 1992 was $2.1 million lower than operating income for the same period in 1991. This decrease was attributable to unfavorable product mix at Burns and lower sales volume at Chemineer. Savings at Pfaudler from cost reduction programs partially offset the decline, despite restructuring charges of $1.7 million at Pfaudler and Burns. Operating margin, before restructuring charges, was 2.1% and 2.6% for the five months ended December 31, 1992 and 1991, respectively, due to the reasons discussed above.

     Operating income for the Automotive Products Group of $0.5 million for the five months ended December 31, 1992, was $0.6 million lower than operating income for the same period in 1991. The decline is primarily due to lower sales volume at Clevaflex and increased operating expenses at Denman. Operating margins were 1.3% and 2.9% for the five months ended December 31, 1992 and 1991, respectively, due to the above mentioned factors.

     Operating income for the Specialty Products Group of $1.4 million for the five months ended December 31, 1992 was $4.3 million lower than operating income for the same period in 1991. This decline was due primarily to decreases in volume at Caron and Gerry, as well as lower absorption and costs associated with a new product line at Hill. Operating margins were 1.7% and 6.0% for the five months ended December 31, 1992 and 1991, respectively, due to the above mentioned factors.

     Corporate expenses for the five months ended December 31, 1992 increased $1.1 million compared to the five months ended December 31, 1991. The increased corporate expense was due to costs associated with the year end change and the Restructuring consummated on September 25, 1992.

     Interest Expense

     Net interest expense related to continuing operations was $27.2 million for the five months ended December 31, 1992 compared to $27.7 for the corresponding period of 1991. This decrease is due primarily to the overall decline in interest rates.

     Loss from Continuing Operations (Before Income Taxes)

     The loss from continuing operations before income taxes was $7.6 million for the five months ended December 31, 1992 compared to a loss of $3.3 million for the five months ended December 31, 1991. The loss reflected the general economic environment in which Eagle was operating and the performance of certain of its businesses. Eagle has taken actions throughout all of its businesses to reduce operating expenses and manufacturing costs. The cost reduction efforts did not offset the lower sales prices in many of these businesses.

     Income Tax Provision

     Eagle's tax benefit for continuing operations for the five months ended December 31, 1992 reflected the significant amount of nondeductible expenses, including goodwill amortization and depreciation, which are included in the current operating loss. See Note 7 to the Eagle Consolidated Financial Statements for a further analysis of the effective tax rate.

  FISCAL YEAR ENDED JULY 31, 1992 AS COMPARED TO FISCAL YEAR ENDED JULY 31, 1991

     Net Sales

     Following are net sales by business group:

                                                      YEAR ENDED JULY 31,        INCREASE/(DECREASE)
                                                     ---------------------      ---------------------
                                                       1992         1991        AMOUNT     PERCENTAGE
                                                     --------     --------      ------     ----------
                                                           (DOLLARS IN MILLIONS)
Building Products Group...........................   $  323.9     $  258.3      $ 65.6         25.4%
Electrical Products Group.........................      164.7        182.2       (17.5)        (9.6)
Industrial Products Group.........................      280.4        270.3        10.1          3.7
Automotive Products Group.........................      127.9        115.1        12.8         11.0
Specialty Products Group..........................      201.9        208.0        (6.1)        (2.9)
                                                     --------     --------      ------
     Total........................................   $1,098.8     $1,033.9      $ 64.9          6.3%
                                                     --------     --------      ------     ----------
                                                     --------     --------      ------     ----------

     Despite the adverse impact of the recession on many of the Company's businesses, consolidated net sales for fiscal 1992 were $64.9 million or 6.3% higher than fiscal 1991. Net sales increased $27.8 million in fiscal 1992 due to the full year impact of the fiscal 1991 acquisitions, which included Norris (acquired September 1990) and Energair (acquired April 1991). Excluding the effects of the Norris and Energair acquisitions, consolidated net sales increased by $37.1 million in fiscal 1992 compared to fiscal 1991.

     Net sales of $323.9 million for the Building Products Group increased $65.6 million in fiscal 1992 compared to fiscal 1991. The acquisition of Norris and Energair contributed $27.8 million to the sales increase in fiscal 1992. Excluding net sales of Norris and Energair, net sales improved by $37.8 million, $5.9 million of the increase was attributable to Mansfield due primarily to increased sales volume of vitreous china products, while DeVilbiss Air Power contributed $23.7 million. Hart & Cooley's sales increased $8.2 million of which $5.1 million was due to increased flexible duct system volume.

     Net sales of $164.7 million for the Electrical Products Group declined $17.5 million in fiscal 1992 compared to fiscal 1991. The recession had a negative impact on this group, primarily during the first six months of fiscal 1992, as both electric utility capital spending levels and construction levels were below fiscal 1991 levels. Additionally, $5.5 million of this decline related to a division which was sold by Eagle in January 1991.

     Net sales of $280.4 million for the Industrial Product Group increased $10.1 million in fiscal 1992 compared to fiscal 1991. This increase was attributable to an increase at Burns of $18.0 million, due to several large contracts for commercial aircraft seating, partially offset by decreases at Pfaudler and Chemineer of $6.2 million and $1.6 million, respectively. Capital spending by the chemical processing industry in the United States and Europe, which affects sales volumes of Pfaudler and Chemineer, continued to remain flat compared to levels experienced in fiscal 1991. Shipments in the last half of fiscal 1992 improved over fiscal 1991 levels.

     Net sales of $127.9 million for the Automotive Products Group were $12.8 million higher in fiscal 1992 compared to fiscal 1991. This increase was primarily due to increased sales at Eagle's automotive distribution businesses of $13.3 million.

     Net sales of $201.9 million for the Specialty Products Group were $6.1 million lower in fiscal 1992 compared to fiscal 1991. This decrease was primarily due to lower sales at Caron and Gerry of $2.4 million and

$1.9 million, respectively, due to softness in consumer discretionary spending and decreases at Hill of $1.8 million.

     Gross Earnings

     Despite the adverse impact of the recession on many of the Company's businesses, consolidated gross earnings of $226.2 million for fiscal 1992 were $3.1 million higher than gross earnings of $223.1 million in fiscal 1991. Gross earnings improved for businesses in the Building Products Group and Automotive Products Group by $15.8 million and $3.6 million, respectively, primarily as a result of increased sales volume resulting from improved market conditions and acquisitions. Certain businesses within the Electrical Products Group, Industrial Products Group and, to a lesser extent, the Specialty Products Group, experienced price pressure. For these segments, gross earnings declined $6.2 million, $6.3 million and $3.9 million, respectively. Consolidated gross margin was 20.6% for fiscal 1992 compared to 21.6% in fiscal 1991. The reduced level of gross margin was due primarily to the above-mentioned factors.

     Operating Income

     Following is operating income by business group:

                                                            YEAR ENDED JULY
                                                                  31,            INCREASE/(DECREASE)
                                                           ------------------    --------------------
                                                            1992        1991     AMOUNT    PERCENTAGE
                                                           ------      ------    ------    ----------
                                                              (DOLLARS IN MILLIONS)
Building Products Group.................................   $ 41.4      $ 27.6    $13.8         50.0%
Electrical Products Group...............................     16.5        18.6     (2.1 )      (11.3)
Industrial Products Group...............................     14.2        23.9     (9.7 )      (40.4)
Automotive Products Group...............................      4.2         3.8      0.4          9.8
Specialty Products Group................................      3.3         4.1     (0.8 )      (19.5)
Corporate Expenses......................................    (11.9)      (12.3)     0.4          2.6
                                                           ------      ------    ------
  Total.................................................   $ 67.7      $ 65.7    $ 2.0          3.0%
                                                           ------      ------    ------    ----------
                                                           ------      ------    ------    ----------

     Consolidated operating income for fiscal 1992 was $2.0 million or 3.0% higher than operating income in fiscal 1991. Consolidated operating margin was 6.2% and 6.4% for fiscal 1992 and 1991, respectively, and declined primarily due to reduced sales volumes and continued price declines experienced by certain businesses within the Electrical Products Group and reduced sales volumes and manufacturing inefficiencies for certain businesses within the Industrial Products Group. These decreases were partially offset by increases in the Building Products Group and the Specialty Products Group due to increases in sales volume and more substantial improvements in operating margin.

     Operating income for the Building Products Group increased $13.8 million during fiscal 1992 compared to fiscal 1991. This increase was due primarily to increased sales volume and effective cost reduction programs previously implemented by the businesses within this group, as well as to the earnings contribution of Norris and Energair, which contributed $2.4 million to operating income in fiscal 1992. Operating margin was 12.8% and 10.7% for fiscal 1992 and fiscal 1991, respectively, with the improvement being due to the above mentioned factors.

     Operating income for the Electrical Products Group declined $2.1 million during fiscal 1992 compared to fiscal 1991. Operating margin was relatively flat at 10.0% and 10.2% for fiscal 1992 and 1991, respectively. The decline in operating income was due to the reduced sales volumes and price declines experienced by certain businesses within this group during fiscal 1992.

     Operating income for the Industrial Products Group declined $9.7 million during fiscal 1992 compared to fiscal 1991 due primarily to the reduced sales volumes at Pfaudler and to manufacturing inefficiencies at Burns which resulted in higher labor costs. Operating margin was 5.1% and 8.8% for fiscal 1992 and 1991, respectively, and declined due to the above mentioned factors.

     Operating income for the Automotive Products Group increased $0.4 million during fiscal 1992 compared to fiscal 1991, primarily due to increased volume at the Company's automotive parts distribution businesses. Operating margin was 3.3% for both fiscal 1992 and fiscal 1991.

     Operating income for the Specialty Products Group decreased by $0.8 million during fiscal 1992 compared to fiscal 1991. This decrease was primarily due to continued softness in consumer discretionary spending. In addition, operating income in fiscal 1991 included increased costs at Hill, offset by improved product mix and lower operating expenses at Caron. Operating margin was 1.6% and 2.0% in fiscal 1992 and 1991, respectively, due to the above mentioned factors.

     Corporate expenses for fiscal 1992 declined $0.4 million compared to fiscal 1991. This decline reflected efforts to reduce administrative costs at all levels.

     Interest Expense

     Net interest expense related to continuing operations was $64.9 million for fiscal 1992 compared to $68.7 million in fiscal 1991. The decline in net interest expense was due primarily to the reduction in indebtedness as proceeds from fiscal 1991 business dispositions (totaling approximately $250.2 million through January 1991) were applied to outstanding debt balances. Accordingly, the average outstanding debt balance for fiscal 1992 was approximately $7.0 million less than for fiscal 1991. In addition, Eagle realized savings in fiscal 1992 interest expense due to the overall decline in interest rates from levels seen in fiscal 1991.

     Income From Continuing Operations (Before Income Taxes)

     Income from continuing operations before income taxes was $2.8 million for fiscal 1992 compared to a loss of $3.0 million for fiscal 1991. The improvement is a result of actions taken by Eagle throughout all of its businesses to reduce operating expenses and manufacturing costs, which included headcount reductions, renegotiating vendor contracts and reducing general corporate and administrative expenses to offset lower volume and sales prices in many of its businesses.

     Income Tax Provision

     Eagle's tax provision for continuing operations for fiscal 1992 reflected the significant amount of nondeductible expenses, including goodwill amortization and depreciation, which are included in the current operating loss. See Note 7 to the Eagle Consolidated Financial Statements for a further analysis of the effective tax rate.

DISCONTINUED OPERATIONS

     In the third quarter of 1993, the Company classified Lapp Insulator Company ("Lapp"), Underground Technologies, Inc. ("Underground Technologies") and Power Structures, Inc. ("Power Structures") as discontinued operations. The Company is currently pursuing options for the sale of Lapp. The Company sold Power Structures and certain assets of Underground Technologies in the fourth quarter of 1993 for total proceeds of $3.5 million. The Company made a provision of $24.0 million, net of applicable tax benefit of $8.2 million, for estimated losses from operations and from the ultimate disposition of these businesses. These charges are reflected as "Loss on disposal" in the Company's Consolidated Financial Statements. Included in the provision for disposition was the write-off of approximately $10 million of goodwill related to Lapp and Underground Technologies. The $10 million goodwill represented all of the goodwill assigned to these businesses.

     In February, 1993, Eagle sold, through an indirect wholly owned subsidiary, a 60% interest in Signet Armorlite, Inc. ("Signet") to Galileo Industrie Ottiche, S.p.A. ("Galileo"). Signet manufactures and distributes ophthalmic lenses used for eyeglasses and also distributes supplies used in ophthalmic lens processing. The Company received cash proceeds of approximately $23 million from the sale, which were used to reduce outstanding debt. The Company recorded a pretax loss of $5.0 million with a corresponding tax benefit of $2.0 in December 1992. See Note 4 to the Eagle Consolidated Financial Statements for a further discussion of the sale agreement and resulting accounting treatment.

     During fiscal 1992, Eagle and its subsidiaries completed the sale of its process pump business, Pulsafeeder, Inc. and subsidiaries ("Pulsafeeder"), for total cash and other consideration of $69.0 million, as a result of which a net gain of approximately $10.6 million was recorded during the fourth quarter of fiscal 1992. In addition, in conjunction with the Restructuring, Eagle sold the net assets of Equality to GAMI for approximately $17.0 million. Eagle did not record any gain on the sale of Equality.

     During fiscal 1991, Eagle and its subsidiaries completed the sale of seven business units for cash consideration of $250.2 million. A net gain of $35.8 million was recorded as a result of these dispositions.

     Interest expense allocated to these discontinued businesses primarily represented interest expense associated with debt assumed by the buyer or debt related to the discontinued businesses that will no longer be incurred by Eagle or its subsidiaries. In addition, certain interest expense related to Eagle and its subsidiaries' revolving lines of credit has also been allocated to discontinued operations based on the percentage of net assets sold to total consolidated net assets plus indebtedness of Eagle. Interest expense related to Eagle's subordinated notes has not been allocated to these discontinued operations. Eagle believes the method used to allocate interest expense to discontinued businesses is reasonable.

     The provision for income taxes reflected for the operations of these discontinued businesses in Eagle's Consolidated Statement of Income for the year ended December 31, 1993, the five months ended December 31, 1992 and 1991 and for fiscal 1992 and 1991, recognizes the tax effects related specifically to the discontinued businesses.

     An income tax benefit of $8.2 million was recorded in connection with the ultimate disposition of companies recorded as discontinued operations in 1993. The tax benefit recorded differs from that computed by utilizing the U.S. federal tax rate due to certain non-deductible losses, principally the writedown of goodwill. Income tax expense of $18.7 million and $37.6 million were provided against the net gains on disposal of businesses in fiscal 1992 and 1991, respectively. The tax recorded on the gains recorded in fiscal 1992 and 1991 differ from that computed by utilizing the U.S. federal tax rate due to state taxes, certain non-deductible losses, the effect of net-of-tax accounting, the effect of foreign tax credits and excess tax gain over the book gain attributable to differences between the book and tax basis of assets related to businesses sold.

LIQUIDITY AND CAPITAL RESOURCES

     Eagle has historically met its debt service, capital expenditure requirements and operating needs through a combination of operating cash flow and external financing.

     Operating Cash Flow

     Cash flow from continuing operating activities was $12.5 million for the year ended December 31, 1993. The Company recorded a loss from continuing operations of $68.1 million of which $71.8 million was related to restructuring charges. An increase in accounts receivable, as well as the recording of income tax benefits and expenditures due to the relocation of IEP's manufacturing facility from New Jersey to Florida represented the primary uses of cash in 1993.

     Credit Facilities

     As further described in Note 5 to the Eagle Consolidated Financial Statements, in July 1993, the Company completed a tender offer for $151 million of its 13% Senior Subordinated Notes ("13% Notes"). The tender of the $151 million of the 13% Notes was funded through a concurrent sale of Senior Deferred Coupon Notes due 2003 ("Notes"). The issue price of the Notes was $598.97 per $1,000 principal amount at maturity, which represents a yield to July 15, 1998 of 10.5% per annum. The aggregate principal amount of Notes issued was $315 million. Cash interest will be payable on January 15 and July 15 of each year at a rate of 10.5% per annum commencing on January 15, 1999 until maturity on July 15, 2003. The net proceeds, after deducting the tender premium, consent payments, interest on the 13% Notes tendered and other fees and expenses, amounted to approximately $167 million. In connection with the tender of the 13% Notes, the Company recognized an extraordinary charge of $8.4 million net of applicable tax benefit of $5.8 million for call premiums and expenses.

     In January 1994, the Company consummated a Refinancing (the "Refinancing"), the proceeds of which were utilized to repay and redeem all of its subsidiaries senior bank credit facilities, the remaining $149 million of its 13% Notes and the 13.75% Senior Subordinated Notes ("13.75% Notes"). A portion of the proceeds from the Refinancing were derived from a new senior bank credit facility ("Credit Facility") made available to Eagle Industrial Products Corporation, ("Eagle Industrial"), a newly formed wholly owned subsidiary of the Company which owns all of the operating subsidiaries of the Company. The Company also entered into an asset securitization program whereby it sold certain of its accounts receivable for approximately $110 million. In addition, the Company received a capital contribution from GAMI of $50 million in connection with the Refinancing. The Refinancing of the Company's debt is expected to generate a reduction of interest expense in excess of $20 million. In connection with the Refinancing, the Company will record a pretax extraordinary charge of approximately $26 million in the first quarter of 1994. See Note 17 to the Eagle Consolidated Financial Statements for a further discussion of the Refinancing.

     The Eagle Industrial Credit Facility consists of: (1) a $225 million term loan due in quarterly installments increasing from $4.9 million per quarter during 1994 to $15 million in 1999; (2) a $65 million term loan due in equal quarterly installments aggregating $0.5 million per year in 1994 and 1995, $1 million per year in 1996 through 1999 and $60 million in 2000; and (3) a $135 million revolving Credit Facility (subject to borrowing base availability) that expires in 1999, which may be extended through 2000. Borrowings under the Credit Facility bear interest at alternative floating rate structures, at management's option (4.9% at January 31, 1994), and are secured by substantially all domestic property, plant, equipment, inventory and certain receivables of Eagle Industrial and its subsidiaries. At January 31, 1994, $35 million and $290 million were outstanding under the revolving credit portion and term loan portion of the Credit Facility, respectively. Additionally, the Credit Facility provides for a letter of credit facility of up to $50 million. Borrowing availability under the revolving portion of the Credit Facility is reduced by the outstanding amount of letters of credit. At January 31, 1994, an additional $28 million was available to borrow under the Credit Facility.

     The Eagle Industrial Credit Facility contains various financial covenants, the more restrictive requirements being: the maintenance of minimum levels of net worth; limitations on incurring additional indebtedness; restrictions on the payment of dividends or the making of loans to the Company; maintenance of certain ratios of cash flow to interest expense and indebtedness; maintenance of a minimum level of cash flow to fixed charges; and a prohibition on payments to the Company for management services in excess of $3 million per year. The Company has provided a guarantee as to the repayment of amounts outstanding under this Credit Facility. Additionally, the Credit Facility requires that the Zell interests (as defined) directly or indirectly maintain at least 30% of the voting power to elect members of the board of directors of the Company and that the Company directly own 100% of Eagle Industrial.

     Prior to the Refinancing, the Company had four senior credit facilities which were available to four subsidiary groups of the Company (the "Senior Bank Credit Facilities"). A portion of the proceeds of the Refinancing were utilized to fully repay the Senior Bank Credit Facilities in January 1994. The aggregate amount available under the revolving portion of the Senior Bank Credit Facilities (subject to borrowing base availability) amounted to $350.0 million at December 31, 1993, of which $156.9 million was outstanding. Additionally, the Senior Bank Credit Facilities at December 31, 1993 included $69.6 million in outstanding term loans. Borrowings under the Senior Bank Credit Facilities bore interest at alternative floating rate structures, at management's option (5.6% and 6.1% at December 31, 1993 and 1992, respectively), and were secured by substantially all domestic property, plant, equipment, inventory and receivables of the Company's subsidiaries. Three of these senior credit facilities were guaranteed by the Company. Additionally, these credit facilities provided for letter of credit facilities within each credit facility. At December 31, 1993, $33.5 million of letters of credit were issued and outstanding under the aforementioned credit facilities.

     The Senior Bank Credit Facilities contained various financial covenants, the more restrictive requirements being the maintenance of minimum levels of net worth; limitations on the incurrence of additional indebtedness, as defined; maintenance of certain ratios of profitability to interest expense; maintenance of certain asset to liability ratios; requirements that the Zell interests (as defined) directly or indirectly maintain at least 51% of the voting power to elect members of the board of directors of certain subsidiary groups; and maintenance of minimum levels of earnings to fixed charges, as defined.

     Capital Expenditures

     Capital expenditures were $27.7 million and $31.8 million for the years ended December 31, 1993 and 1992, respectively. Expenditures during 1992 included the construction of a new facility for IEP. Capital expenditures were $13.6 million for the five months ended December 31, 1992, $27.5 million in fiscal 1992 and $26.3 million in fiscal 1991.

     In addition to normal maintenance expenditures, Eagle also expects to incur additional capital expenditures to develop new products and improve product quality. Capital expenditures will be funded through operating cash flow and through availability under the Credit Facility. Eagle had no material commitments for capital expenditures at December 31, 1993. The Company expects that its capital expenditures in 1994 will increase to approximately $45 million.

     Acquisitions and Divestitures

     Although the Company has historically made a number of acquisitions, it has not made any material acquisitions since fiscal 1990. While certain preliminary discussions are at varying stages at this time, Eagle currently does not have any contract or arrangement with respect to a material acquisition.

     Eagle has historically sold a number of businesses, realizing cash proceeds of $25.9 million in 1993 and $17.0 million in the five months ended December 31, 1992. Proceeds were $67.4 million, $250.2 million and $162.5 million in fiscal 1992, 1991 and 1990, respectively. Eagle has considered, and in the future will consider, proposals for the sale of some or all of its interests in its businesses. However, it has, at this time, no agreements or arrangements for the sale of any of its businesses.

     Other Liquidity Considerations

     Eagle is structured as a holding company and the operations of Eagle are conducted principally through its subsidiaries. As a result of the Refinancing, Eagle has no debt service requirements and no cash interest payments due until January 1999. Eagle Industrial owns all the operating subsidiaries of the Company. Eagle Industrial will rely almost exclusively on income and cash flow from its operating subsidiaries to generate the funds necessary to meet its debt service obligations as defined in "Credit Facilities" above. Claims of creditors (including trade creditors), if any, of Eagle's subsidiaries, even though such claims do not constitute indebtedness of Eagle, will have priority as to the assets and earnings of such subsidiaries over claims of Eagle and the holders of Eagle's indebtedness. In addition, the Credit Facility and agreements to which Eagle or its subsidiaries are a party, restrict the ability of Eagle or its subsidiaries to incur further indebtedness. See Note 5. Management believes that cash flow from continuing operations along with availability under the Credit Facility will be sufficient to pay interest on outstanding debt, meet current debt maturities, pay income taxes and fund anticipated capital expenditures.

IMPACT OF INFLATION

     Eagle believes that inflation has not had a significant impact on operations during the period August 1, 1990 through December 31, 1993 in any of the countries or industries in which Eagle competes. Inflationary increases to operating income in Brazil and Mexico are substantially offset by translation losses included in operating income. Brazilian and Mexican monetary assets, net of monetary liabilities, are not material to Eagle.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                         PAGE
                                                                                         ----
Report of Independent Public Accountants..............................................    27
Consolidated Balance Sheets...........................................................    28
Consolidated Statements of Income.....................................................    29
Consolidated Statements of Stockholder's Equity.......................................    30
Consolidated Statements of Cash Flows.................................................    31
Notes to Consolidated Financial Statements............................................    33
Supplemental Financial Data (Unaudited)...............................................    57

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Eagle Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Eagle Industries, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholder's equity and cash flows for the year ended December 31, 1993, the five months ended December 31, 1992 and each of the two years in the period ended July 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Industries, Inc. and Subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for the year ended December 31, 1993, the five months ended December 31, 1992 and each of the two years in the period ended July 31, 1992, in conformity with generally accepted accounting principles.

     As explained in Note 2 and Note 7 to the consolidated financial statements, effective January 1, 1993, the Company adopted the requirements of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". As explained in Note 2 to the consolidated financial statements, effective December 31, 1993, the Company adopted the requirements of Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits". As explained in Note 7 to the consolidated financial statements, effective August 1, 1991, the Company adopted the requirements of Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions".

                                          ARTHUR ANDERSEN & CO.

Chicago, Illinois
March 10, 1994

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                       DECEMBER 31,    DECEMBER 31,
                                                                           1993            1992
                                                                       ------------    ------------
                                                                                        (RESTATED)
                                                                          (DOLLARS IN MILLIONS,
                                                                        EXCEPT PER SHARE AMOUNTS)
                                ASSETS
Current assets:
  Cash and cash equivalents.........................................     $   15.1        $   31.5
  Accounts receivable, net..........................................        167.2           151.8
  Inventories, net..................................................        187.2           193.3
  Other current assets..............................................         58.4            27.8
  Net current assets of discontinued operations.....................         38.9            65.3
                                                                       ------------    ------------
  Total current assets..............................................        466.8           469.7

Property, plant and equipment, net..................................        218.3           232.6
Goodwill............................................................        328.3           362.7
Other assets........................................................         88.8            92.6
Net long-term assets of discontinued operations.....................           --            21.6
                                                                       ------------    ------------
  Total assets......................................................     $1,102.2        $1,179.2
                                                                       ------------    ------------
                                                                       ------------    ------------
                    LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion long-term debt....................................     $   18.5        $   17.2
  Accounts payable..................................................         74.9            72.9
  Accrued liabilities...............................................        109.2            94.9
                                                                       ------------    ------------
  Total current liabilities.........................................        202.6           185.0

Senior subordinated notes...........................................        421.9           375.0
Other long-term debt................................................        219.3           270.7
Accrued employee benefit obligations................................         96.7            78.8
Other long-term liabilities.........................................         69.6            60.9
                                                                       ------------    ------------
  Total liabilities.................................................      1,010.1           970.4
                                                                       ------------    ------------
Stockholder s equity:
Common stock, par value $.01 per share, 1,000 shares authorized,
  issued and outstanding............................................           --              --
Additional paid-in capital..........................................        138.7           138.7
Retained earnings (deficit).........................................        (37.0)           73.6
Cumulative translation adjustments..................................         (5.0)           (3.5)
Pension liability adjustment........................................         (4.6)             --
                                                                       ------------    ------------
  Total stockholder's equity........................................         92.1           208.8
                                                                       ------------    ------------
  Total liabilities and stockholder's equity........................     $1,102.2        $1,179.2
                                                                       ------------    ------------
                                                                       ------------    ------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                           FIVE MONTHS ENDED
                                           YEAR ENDED         DECEMBER 31,          YEAR ENDED JULY 31,
                                          DECEMBER 31,     ------------------      ---------------------
                                              1993          1992        1991         1992         1991
                                          ------------     ------      ------      --------     --------
                                                               (RESTATED)               (RESTATED)
                                                                    (UNAUDITED)
                                                                   (IN MILLIONS)
Net sales..............................     $1,142.3       $458.2      $433.4      $1,098.8     $1,033.9
Cost of sales..........................        917.8        368.0       343.6         872.6        810.8
                                          ------------     ------      ------      --------     --------
  Gross earnings.......................        224.5         90.2        89.8         226.2        223.1
Selling and administrative expenses....        158.6         65.8        61.3         149.4        150.7
Other income...........................         (3.5)        (1.2)       (0.2)         (1.1)        (2.2)
Goodwill amortization..................         10.5          4.3         4.3          10.2          8.9
Restructuring charges..................         71.8          1.7          --            --           --
                                          ------------     ------      ------      --------     --------
  Operating income (loss)..............        (12.9)        19.6        24.4          67.7         65.7
                                          ------------     ------      ------      --------     --------
Interest expense.......................         68.3         28.3        30.5          71.3         76.6
Interest income........................         (1.2)        (1.1)       (2.8)         (6.4)        (7.9)
                                          ------------     ------      ------      --------     --------
  Net interest expense.................         67.1         27.2        27.7          64.9         68.7
                                          ------------     ------      ------      --------     --------
Income (loss) from continuing
  operations before income taxes.......        (80.0)        (7.6)       (3.3)          2.8         (3.0)
Provision (benefit) for income taxes
  from continuing operations...........        (11.9)        (1.1)        1.5           3.1         (0.1)
                                          ------------     ------      ------      --------     --------
Loss from continuing operations........        (68.1)        (6.5)       (4.8)         (0.3)        (2.9)
Discontinued Operations, net of taxes:
  Operating loss.......................         (4.6)        (1.9)       (0.1)         (1.3)        (5.6)
  Gain (loss) on disposal..............        (24.0)        (3.0)         --          10.6         35.8
                                          ------------     ------      ------      --------     --------
Income (loss) before extraordinary item
  and cumulative effect of change in
  accounting principles................        (96.7)       (11.4)       (4.9)          9.0         27.3
Extraordinary item:
  Loss from early retirement of debt,
     net of applicable income tax
     benefit of $5.8...................         (8.4)          --          --            --           --
                                          ------------     ------      ------      --------     --------
Income (loss) before cumulative effect
  of change in accounting principles...       (105.1)       (11.4)       (4.9)          9.0         27.3
Cumulative effect of change in
  accounting principles less income tax
  provision (benefit) of $(1.0) in 1993
  and $7.3 in December 1991 and fiscal
  1992.................................         (5.5)          --        16.9          16.9           --
                                          ------------     ------      ------      --------     --------
Net income (loss)......................     $ (110.6)      $(11.4)     $ 12.0      $   25.9     $   27.3
                                          ------------     ------      ------      --------     --------
                                          ------------     ------      ------      --------     --------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                         ADDITIONAL    RETAINED    CUMULATIVE      PENSION
                                               COMMON     PAID-IN      EARNINGS    TRANSLATION    LIABILITY
                                               STOCK      CAPITAL      (DEFICIT)   ADJUSTMENTS    ADJUSTMENT
                                               ------    ----------    --------    -----------    ----------
                                                                       (IN MILLIONS)
                                                                        (RESTATED)
Balance at July 31, 1990....................    $ --       $144.8      $   61.8       $ 2.6         $   --
  Net income................................      --           --          27.3          --             --
  Cash dividend declared....................      --           --         (30.0)         --             --
Return of capital by subsidiaries accounted
  for as a pooling of interest..............      --         (5.6)           --          --             --
  Effect of the Company's parent acquiring
     the interest of its minority
     shareholder............................      --         35.6            --          --             --
  Translation adjustments and other.........      --           --            --        (2.7)            --
                                               ------    ----------    --------    -----------    ----------
Balance at July 31, 1991....................      --        174.8          59.1        (0.1)            --
  Net income................................      --           --          25.9          --             --
  Restructuring transaction (Note 12).......      --        (37.7)           --          --             --
  Translation adjustments and other.........      --           --            --         3.5             --
                                               ------    ----------    --------    -----------    ----------
Balance at July 31, 1992....................      --        137.1          85.0         3.4             --
  Net loss..................................      --           --         (11.4)         --             --
  Translation adjustments and other.........      --          1.6            --        (6.9)            --
                                               ------    ----------    --------    -----------    ----------
Balance at December 31, 1992................      --        138.7          73.6        (3.5)            --
  Net loss..................................      --           --        (110.6)         --             --
  Pension liability adjustment..............      --           --            --          --           (4.6)
  Translation adjustments and other.........      --           --            --        (1.5)            --
                                               ------    ----------    --------    -----------    ----------
Balance at December 31, 1993................    $ --       $138.7      $  (37.0)      $(5.0)        $ (4.6)
                                               ------    ----------    --------    -----------    ----------
                                               ------    ----------    --------    -----------    ----------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FIVE MONTHS
                                                                               ENDED           YEAR ENDED JULY
                                                           YEAR ENDED       DECEMBER 31,             31,
                                                          DECEMBER 31,    ----------------    -----------------
                                                              1993         1992      1991      1992      1991
                                                          ------------    ------    ------    ------    -------
                                                                             (RESTATED)          (RESTATED)
                                                                               (UNAUDITED)
                                                                              (IN MILLIONS)
Cash Flows from Operating Activities:
  Loss from continuing operations......................     $  (68.1)     $ (6.5)   $ (4.8)   $ (0.3)   $  (2.9)
  Adjustments to reconcile loss from continuing
    operations to net cash flow from operating
    activities:
    Depreciation.......................................         31.8        12.3      11.5      27.5       26.2
    Amortization.......................................         17.9         7.8       7.0      17.9       15.8
    Noncash postretirement benefits expense............          1.1         0.7       1.1       2.2        7.1
    Deferred income tax provision (benefit)............         (8.4)        2.3       1.4      (1.8)       7.9
    Accretion of discount on subordinated debt.........          9.5          --        --        --         --
    Restructuring charges..............................         71.8         1.7        --        --         --
    Cash effects of changes in (excluding the effects
      of acquisitions or dispositions of businesses):
      (Increase) decrease in accounts receivable.......        (15.0)       14.6       1.0     (22.7)       0.9
      (Increase) decrease in inventories...............          5.5        (3.9)    (15.0)     (4.8)       5.2
      Decrease in other current assets.................          0.5         5.3       9.0       7.8        2.6
      Increase (decrease) in accounts payable..........          1.8       (12.3)     (2.8)     16.5       (1.5)
      Increase (decrease) in accrued income taxes......        (16.3)        4.8       0.6       5.1        7.1
      Decrease in accrued liabilities and accrued
         employee benefit obligations..................        (19.6)      (21.6)     (8.9)    (14.4)     (39.1)
                                                          ------------    ------    ------    ------    -------
  Net cash from continuing operating activities........         12.5         5.2       0.1      33.0       29.3
  Net cash used in discontinued operations.............         (3.0)      (21.0)     (2.7)    (15.4)     (51.5)
                                                          ------------    ------    ------    ------    -------
  Net cash from (used in) operations:..................          9.5       (15.8)     (2.6)     17.6      (22.2)
                                                          ------------    ------    ------    ------    -------
Cash Flows from Investing Activities:
  Proceeds from sale of businesses.....................         25.9        17.0        --      67.4      250.2
  Purchases of businesses..............................           --          --        --        --      (20.7)
  Capital expenditures.................................        (27.7)      (13.6)     (9.3)    (27.5)     (26.3)
  Other................................................         (1.2)       (9.7)     (7.9)     (7.4)     (14.6)
                                                          ------------    ------    ------    ------    -------
  Net cash from (used in) investing activities:........         (3.0)       (6.3)    (17.2)     32.5      188.6
                                                          ------------    ------    ------    ------    -------
Cash Flows from Financing Activities:
  Net payments on long-term debt.......................         (1.3)       (4.3)     (0.5)    (15.1)     (32.5)
  Net borrowings (repayments) on revolving credit
    facilities.........................................        (44.6)       35.4      17.0     (24.0)     (27.6)
  Proceeds from issuance of subordinated notes, net....        184.0          --        --        --         --
  Redemption of subordinated notes and debentures......       (161.0)         --        --        --         --
  Proceeds from new credit facility, net...............           --          --        --        --      181.3
  Repayment of subsidiary credit facility..............           --          --        --        --     (317.0)
  Net (payments to) advances from affiliates...........           --       (13.5)      0.1     (14.1)      15.7
  Cash dividend paid...................................           --          --        --        --      (30.0)
  Capital transactions of subsidiaries accounted for as
    a pooling-of-interest..............................           --          --        --        --       (5.6)
                                                          ------------    ------    ------    ------    -------
  Net cash from (used in) financing activities:........        (22.9)       17.6      16.6     (53.2)    (215.7)
                                                          ------------    ------    ------    ------    -------
Change in Cash and Cash Equivalents....................        (16.4)       (4.5)     (3.2)     (3.1)     (49.3)
Cash and Cash Equivalents, Beginning of Period.........         31.5        36.0      39.1      39.1       88.4
                                                          ------------    ------    ------    ------    -------
Cash and Cash Equivalents, End of Period...............     $   15.1      $ 31.5    $ 35.9    $ 36.0    $  39.1
                                                          ------------    ------    ------    ------    -------
                                                          ------------    ------    ------    ------    -------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)

                                                                      FIVE MONTHS
                                                     YEAR ENDED          ENDED            YEAR ENDED
                                                    DECEMBER 31,     DECEMBER 31,          JULY 31,
                                                    ------------    ---------------    ----------------
                                                        1993        1992      1991      1992      1991
                                                    ------------    -----    ------    ------    ------
                                                                      (RESTATED)          (RESTATED)
                                                                        (UNAUDITED)
                                                                       (IN MILLIONS)
Net Cash Paid (Received) During the Period for
  (Relating to Continuing and Discontinued
  Operations):
  Interest.......................................      $ 62.2       $33.0    $ 37.4    $ 74.1    $ 88.0
  Income taxes...................................        (1.5)       15.6     (10.5)     (6.8)     40.0
In Conjunction With the Purchase of Businesses,
  Liabilities Were Assumed as Follows:
  Fair value of assets acquired, excluding
     cash........................................      $   --       $  --    $   --    $   --    $ 24.6
  Cash paid or debt incurred for net assets and
     capital stock...............................          --          --        --        --     (20.7)
                                                       ------       -----    ------    ------    ------
  Liabilities assumed............................      $   --       $  --    $   --    $   --    $  3.9
                                                       ------       -----    ------    ------    ------
                                                       ------       -----    ------    ------    ------
Noncash Investing and Financing Activities:
  Acquisition accounting:
     Adjustments increasing goodwill.............      $   --       $  --    $   --    $   --    $(48.3)
  Adjustments increasing accrued employee benefit
     obligations and other long-term
     liabilities.................................          --          --        --        --      12.7
  Increase in stockholder's equity...............          --          --        --        --      35.6
                                                       ------       -----    ------    ------    ------
                                                       $   --       $  --    $   --    $   --    $   --
                                                       ------       -----    ------    ------    ------
                                                       ------       -----    ------    ------    ------
  Other equity transactions:
     Adjustment decreasing additional paid-in
       capital...................................      $   --       $  --    $   --    $(37.7)   $   --
     Adjustment decreasing other long-term
       assets....................................          --          --        --      37.7        --
                                                       ------       -----    ------    ------    ------
                                                       $   --       $  --    $   --    $   --    $   --
                                                       ------       -----    ------    ------    ------
                                                       ------       -----    ------    ------    ------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

(1) BASIS OF PRESENTATION

     Eagle Industries, Inc. (the "Company" or "Eagle") commenced operations on February 1, 1987, when GAMI transferred certain stock and net assets of Clevepak Corporation and Lapp Insulator Company to the Company. On January 9, 1991, Great American Management and Investment, Inc. ("GAMI"), through its subsidiaries, contributed all of the outstanding capital stock of The Jepson Corporation ("Jepson"), an indirect wholly owned subsidiary of GAMI, to the Company. The contribution of the capital stock of Jepson to the Company was accounted for as an exchange between companies under common control and in a manner similar to that utilized in pooling-of-interest accounting. The historical financial statements of the Company have been restated to give effect to the September 1989 acquisition of Jepson by a subsidiary of GAMI, as if the acquisition of Jepson had been consummated by Eagle.

     Prior to the Restructuring, as hereinafter defined, Great American Financial Group, Inc. (formerly Great American Industrial Group, Inc.) ("GAFG") directly and indirectly owned 100% of the common stock of the Company and GAMI owned 100% of the common stock of GAFG. Eagle is currently 100% owned by GAMI.

     Effective as of September 25, 1992, GAMI and its subsidiaries consummated a restructuring (the "Restructuring"). Pursuant to the Restructuring, among other things, (i) Eagle sold the net assets of its business, Equality Specialties, Inc. ("Equality") to GAMI for approximately $17 million; (ii) GAFG contributed all of the outstanding stock owned by it in North Riverside Holdings, Inc. ("North Riverside") to Eagle; (iii) Eagle declared a stock dividend to facilitate the distribution of Eagle's common stock (the effect of which was negated by a reverse stock split in December 1993); and (iv) GAFG distributed all of the outstanding Eagle common stock owned by it to GAMI.

     Effective December 16, 1992, Eagle changed its year end from July 31 to December 31.

(2) SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION:

     The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS:

     For purposes of the Consolidated Statements of Cash Flows, all highly liquid investment instruments with original maturities of three months or less are considered to be cash equivalents.

     INVENTORIES:

     Inventories are stated at the lower of cost or market. Cost includes raw materials, labor and manufacturing overhead. The last-in, first-out ("LIFO") method of inventory valuation is used for 45.5% and 49.8% of inventory at December 31, 1993 and 1992, respectively. The first-in first-out ("FIFO") method of inventory valuation is used for the remaining inventory.

     PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment is stated at cost. Cost is based on appraised fair market values when allocating the purchase price for acquisitions. The straight-line method is generally used to provide for depreciation over the estimated useful lives of the assets. Property, plant and equipment held for sale is written down to net realizable value and classified in other assets.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

     GOODWILL:

     Goodwill represents the purchase price associated with acquired businesses in excess of the fair value of the net assets acquired. Goodwill is amortized on a straight-line basis primarily over forty years. Accumulated amortization was $43.4 million and $32.9 million at December 31, 1993 and 1992, respectively.

     The Company assesses the recoverability of unamortized goodwill allocated to each of its individual acquired businesses as follows: A) continuing operations -- whenever current operating income is not sufficient to recover current amortization of goodwill or when events and circumstances indicate that future operating income and cash flow may be negatively affected, the recoverability is evaluated based upon the estimated future operating income and undiscounted cash flow of the related entity during the remaining period of goodwill amortization, and; B) entities to be divested -- the carrying value of the net assets of each entity, including the amount of goodwill assigned thereto, is compared to the expected divestiture proceeds. If a loss is indicated, it is recorded when known; gains are recorded when the divestiture occurs.

     FOREIGN CURRENCIES:

     The effects of foreign currency translation adjustments are recorded as a separate component of stockholder's equity. Translation adjustments of non-U.S. subsidiaries with highly inflationary economies (Brazil and Mexico) are charged to operations.

     REVENUE RECOGNITION:

     The Company recognizes revenues as products are shipped.

     POSTEMPLOYMENT BENEFITS:

     The Company adopted the provisions of "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112") effective December 31, 1993. By adopting this standard, the Company increased its accrued expenses by $3.0 million and recorded a corresponding pretax charge of $3.0 million reflected as a "Cumulative effect of change in accounting principle".

     RESEARCH AND DEVELOPMENT:

     Research, product development and engineering facilities are maintained at various subsidiary locations. Research and development efforts center on developing improved materials and designs for existing products and the creation of new products and equipment. Research and development costs are expensed as incurred. Research and development costs were $3.1 million for the year ended December 31, 1993, $1.6 million for the five months ended December 31, 1992, $3.4 million in fiscal 1992 and $3.5 million in fiscal 1991.

     INCOME TAXES:

     The Company is included in GAMI's consolidated U.S. federal income tax return. Under the terms of a tax sharing arrangement with GAMI, the Company computes and pays to GAMI its liability for U.S. federal income taxes as if the Company filed a separate U.S. federal income tax return. The Company files separate U.S. state and non-U.S. income tax returns.

     The Company does not provide for U.S. income taxes on the undistributed earnings of its non-U.S. subsidiaries. Management intends to indefinitely reinvest non-U.S. subsidiaries' earnings. Undistributed earnings of non-U.S. subsidiaries were $9.3 million at December 31, 1993. If these earnings were distributed, foreign tax credits would substantially offset the related U.S. income tax liability.

     The Company adopted the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS. No. 109") effective January 1, 1993. This new standard changes the Company's method of accounting for income taxes from the deferred method required under APB No. 11 to the asset and

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

liability method. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. (See Note 7.)

     INTEREST EXPENSE RELATED TO DISCONTINUED OPERATIONS:

     Interest expense allocated to the discontinued businesses principally represents interest expense related to debt assumed by the buyer or debt related to the discontinued businesses that will no longer be incurred by the Company or its subsidiaries. In addition, certain interest expense related to the Company and its subsidiaries' revolving lines of credit has also been allocated to discontinued operations based on the percentage of net assets sold or to be sold to total consolidated net assets plus indebtedness of the Company. Interest expense related to the Company's subordinated notes has not been allocated to the discontinued businesses. The Company believes the method used to allocate interest to discontinued businesses is reasonable.

(3) ACQUISITIONS

     As described in Note 1, as part of the Restructuring GAMI contributed all of the outstanding capital stock of North Riverside to Eagle. Substantially all of North Riverside's operations are conducted through two automotive aftermarket parts distributors. The contribution of North Riverside to the Company has been accounted for in a manner similar to a pooling-of-interests under the provisions of APB No. 16.

     In April 1991, the Company, purchased all of the assets and assumed certain liabilities of the Energair division ("Energair") for total cash consideration of $8.4 million. Energair manufactures and distributes air compressors in the United States.

     In September 1990, the Company purchased all of the assets and assumed certain liabilities of Norris Plumbing Products ("Norris") for total cash consideration of $12.3 million. Norris manufactures and distributes ceramic and enameled steel bathroom fixtures for use in the residential and commercial construction industry.

     The aforementioned acquisitions have been accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 ("APB No. 16") and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of their respective dates of acquisition.

(4) DISCONTINUED OPERATIONS

     In the third quarter of 1993, the Company reflected Lapp Insulator Company ("Lapp"), Underground Technologies, Inc. ("Underground Technologies") and Power Structures, Inc. ("Power Structures") as discontinued operations. The Company is currently pursuing options for the sale of Lapp. The Company sold Power Structures and certain assets of Underground Technologies in the fourth quarter of 1993 for total proceeds of $3.5 million. The Company made a provision of $24.0 million, net of applicable tax benefit of $8.2 million, for estimated losses from operations and from the ultimate disposition of these businesses. Included in the provision for disposition was the write-off of approximately $10 million of goodwill related to Lapp and Underground Technologies.

     In February, 1993, the Company sold a 60% interest in Signet Armorlite, Inc. ("Signet") to Galileo Industrie Ottiche, S.p.A. ("Galileo"). Signet manufactures and distributes ophthalmic lenses used for eyeglasses and also distributes supplies used in ophthalmic lens processing. The Company received cash proceeds of approximately $23 million, which were used to reduce outstanding debt. Under the terms of the sale agreement, the Company has the right to put (the "Put") its remaining 40% interest in Signet to Galileo on February 26, 1998. Galileo has the right to acquire the remaining 40% interest (the "Call") held by the Company any time prior to February 26, 1998. While the Company retains a 40% interest; it has no obligation

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

to fund future losses or make additional investments; it has a less than majority board representation; it has given up substantially all of its rights to future earnings or appreciation related to its 40% interest; and it intends to exercise its Put in the event that Galileo does not exercise its Call. The price under either the Put or Call is $14.9 million. The Company recorded a pretax loss of $5.0 million with a corresponding tax benefit of $2.0 million in December 1992. Under the terms of the sale agreement, Galileo also has the right to put certain of Signet's plant and equipment (the "Real Estate Put") to the Company from February 26, 1997 through February 26, 1998 for $10.0 million. No gain or loss has been recognized with respect to the Real Estate Put.

     As disclosed in Note 1, Eagle sold Equality to GAMI as part of the Restructuring. The total consideration received by the Company was approximately $17 million in cash. No gain or loss was recorded as a result of the sale of Equality.

     In May, 1992, the Company sold substantially all of the assets of Pulsafeeder, Inc. and its wholly owned subsidiaries ("Pulsafeeder"). Total consideration received by the Company was $69.0 million. The Company recorded a pretax gain of $29.3 million with a corresponding tax provision of $18.7 million during the fourth quarter of fiscal 1992.

     During the first quarter of fiscal 1991, the Company, through a wholly owned subsidiary, sold all of the issued and outstanding shares of capital stock of DeVilbiss Health Care, Inc. and its subsidiaries ("DeVilbiss Health Care") for total cash consideration of $84.5 million. The July 31, 1991 Consolidated Financial Statements reflect a pretax gain of $44.7 million from the sale of DeVilbiss Health Care with a corresponding tax provision of $15.8 million.

     In addition, during fiscal 1991, the Company sold its Stimsonite, Air Maze and Atlantic businesses for total cash consideration of $45.0 million, $8.3 million and $38.8 million, respectively. Since the consideration received for these businesses approximated the fair value allocated to the net identifiable assets of these businesses in purchase accounting, no net gain or loss was recorded as a result of their sales. However, due to net-of-tax purchase accounting, other income of $17.8 million with a corresponding tax provision of $17.8 million has been recorded as a result of these divestitures. This income, net of the related tax provision, has been included in net gain on disposal of businesses in the Consolidated Statement of Income.

     During the second quarter of fiscal 1991, the Company sold two of its businesses, Hedstrom and Emerson. Certain net assets of Emerson were sold for total cash consideration of $56.1 million. Since the consideration received for Emerson approximated the fair value allocated to the net identifiable assets of this division in purchase accounting, no net gain or loss was recorded as a result of this divestiture. Certain net assets of Hedstrom were sold to New Hedstrom Corp. ("Buyer"), an affiliate of GAI Partners Limited Partnership ("GAI Partners"), which was organized to purchase, own and operate the business constituted by such assets (the "Business"), for total consideration of $34.5 million. The $34.5 million of consideration received by the Company consisted of a $32.5 million note receivable, which bears interest at 9.0% payable quarterly, with principal payments due in varying installments through January 1998 (the "Hedstrom Note"), and 9.0% cumulative preferred stock of Hedstrom Holdings, Inc., which owns 100% of the stock of Buyer, having a redemption value of $2.0 million. Payment of interest on the Hedstrom Note may be deferred at the option of GAI Partners until maturity, with interest accruing at 9.0% on any amount of unpaid principal and interest. The Hedstrom Note is secured by a pledge of the non-voting preferred stock GAI Partners holds in GAFG. In the event of default on the GAFG non-voting preferred stock, GAMI has agreed to issue GAMI non-voting preferred stock with similar rights and designations. Through January 1996, any acceleration resulting from a default under the Hedstrom Note may, at the option of GAI Partners, be satisfied solely by the transfer of the aforementioned preferred stock (see Note 12) to the holder of such note. Since the consideration received for the Business approximated the fair value allocated to the net identifiable assets of Hedstrom in purchase accounting, no net gain or loss was recorded as a result of this divestiture. In connection

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

with the sales of Emerson and Hedstrom, while no net gain or loss was recognized due to net-of-tax purchase accounting, other income of $3.8 million with a corresponding tax provision of $3.8 million has been recorded as a result of these divestitures. This income, net of the related tax provision, has been included in net gain on disposal of businesses in the Consolidated Statement of Income.

     In fiscal 1991, the Company recorded an additional gain on disposal of $6.9 million relating to the fiscal 1990 divestiture of a business. There was no corresponding tax provision related to this additional gain due to net-of-tax accounting.

     The following table summarizes key financial data related to the discontinued operations of Lapp, Power Structures, Underground Technologies, Signet, Pulsafeeder, Equality, DeVilbiss Health Care, Air Maze, Atlantic, Emerson and Hedstrom.


                                                                          FIVE            YEAR ENDED
                                                     YEAR ENDED       MONTHS ENDED         JULY 31,
                                                    DECEMBER 31,      DECEMBER 31,     ----------------
                                                        1993              1992          1992      1991
                                                    -------------    --------------    ------    ------
                                                                       (RESTATED)         (RESTATED)
                                                                       (IN MILLIONS)
Net sales........................................       $79.9            $ 74.2        $219.7    $276.6
Operating income (loss)..........................        (4.7)               --           8.0       6.8
Allocated interest expense.......................         2.1               2.3           7.3      13.3
Income tax provision (benefit) applicable to
  discontinued businesses........................        (2.2)             (0.4)          2.0      (0.9)
Loss from operations of discontinued businesses
  net of applicable income taxes.................        (4.6)             (1.9)         (1.3)     (5.6)

     The net current assets of discontinued operations included in the Consolidated Balance Sheet at December 31, 1993 amounted to $38.9 million, and consisted primarily of receivables, inventories and property, plant and equipment, net of accounts payable, accrued liabilities, debt and accrued employee benefit obligations. These amounts have all been classified as current based on the intent to dispose of them within one year. The net current assets of discontinued operations at December 31, 1992 amounted to $65.3 million and consisted primarily of receivables, goodwill and inventories net of accounts payable and accrued liabilities. The net long-term assets of discontinued operations at December 31, 1992 amounted to $21.6 million and consisted primarily of property, plant and equipment and goodwill, net of debt and accrued employee benefit obligations.

(5) DEBT

     SENIOR SUBORDINATED NOTES:

     Amounts outstanding at December 31, 1993 under the Company's Senior Subordinated Notes are as follows:

                                                                          DECEMBER 31,
                                                                        ----------------
                                                                         1993      1992
                                                                        ------    ------
                                                                         (IN MILLIONS)
        Senior Deferred Coupon Notes.................................   $197.9    $   --
        13% Senior Subordinated Notes................................    149.0     300.0
        13.75% Notes.................................................     75.0      75.0
                                                                        ------    ------
                                                                        $421.9    $375.0
                                                                        ------    ------
                                                                        ------    ------

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

     Senior Deferred Coupon Notes:

     The Company's $315 million principal amount of Senior Deferred Coupon Notes (the "Notes") issued pursuant to an Indenture, dated July 1, 1993, (the "Indenture") mature on July 15, 2003. The issue price of each Note was $598.97 per $1,000 principal amount at maturity, which represents a yield to July 15, 1998 of 10.5% per annum. Cash interest will not accrue on the Notes prior to July 15, 1998. Cash interest will be payable on January 15 and July 15 of each year at a rate of 10.5% per annum commencing January 15, 1999 until maturity. The Notes are general unsecured obligations of the Company and rank pari pasu in right of payment with all senior indebtedness of the Company. The Notes are redeemable at the Company's option on or after July 15, 1998 at par value, plus accrued interest. In addition, prior to July 15, 1996, up to 35% of the Notes may be redeemed out of the proceeds of certain equity offerings at 110% of accreted amount to July 15, 1994 and decreasing by 1% per annum each July 14 thereafter, until July 14, 1996. Upon a Change of Control (as defined below) each holder of the Notes may require the Company to repurchase such holders' Notes at 101% of the accreted amount plus accrued interest, if any.

     A Change of Control is primarily defined to mean such time as any person or group, [other than GAMI, Equity Holding Limited, Hellman & Friedman Capital Partners and any affiliate thereof (the "Original Investors")], become the beneficial owner of more than 40% of the voting power of stock of the Company and such ownership level exceeds that of the Original Investors as a group.

     The Notes contain restrictive covenants, the more significant requirements being: a limitation on dividend payments and distributions on capital stock; restrictions on distributions from subsidiaries; limitations on sales of assets and subsidiary stock; and limitations on the creation of additional indebtedness (excluding certain refinancings of indebtedness, certain amounts to finance capital expenditures, indebtedness under bank credit agreements not to exceed $440 million, and other indebtedness of $50 million) unless consolidated EBITDA to Consolidated Net Interest Expense (as defined in the Indenture) is equal to or exceeds 1.75 to 1 for periods through July 1995 and 2.00 to 1 for periods after July 1995.

     13% Senior Subordinated Notes:

     The Company's $300 million 13% Senior Subordinated Notes ("13% Notes") issued pursuant to an indenture dated October 1, 1988 (the "Eagle Indenture") were due in October 1998. The 13% Notes became redeemable by the Company on October 15, 1993 at 104% of the principal amount of these notes with the redemption price reducing to 100% in 2% increments each October 15 thereafter. The 13% Notes were subordinated to all existing Senior Debt of the Company.

     In April 1993, the Company commenced a tender offer for $151 million aggregate principal amount of the 13% Notes at a price as subsequently amended of $1,049 per $1,000 principal amount. The Company also solicited consents, at a price of $15 for each $1,000 principal amount of 13% Notes purchased, from tendering holders for proposed amendments to the Eagle Indenture to allow the Company and its subsidiaries to incur certain amounts of additional indebtedness. The Company received sufficient consents to adopt the proposed amendments to the Eagle Indenture and consummated the tender offer on July 12, 1993, concurrent with the offering of the Notes.

     As further discussed in Note 17, Subsequent Events -- Refinancing, in January 1994, the Company called for redemption on February 27, 1994, the remaining $149 million of 13% Notes at 104% of their principal amount plus accrued interest. Proceeds for the redemption were derived from the Refinancing.

     13.75% Notes:

     The $75 million 13.75% Senior Subordinated Notes ("13.75% Notes") issued pursuant to an indenture dated March 15, 1988 were due in March 1998. The 13.75% Notes were redeemable at 108.25% of the

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

principal amount of these notes in March 1992 decreasing to 100% in 1.375% increments each March 15 thereafter. As further described in Note 17, Subsequent Events -- Refinancing, in January 1994, all of the 13.75% Notes were called for redemption on March 15, 1994 at 105.5% of their principal amount plus accrued interest. Proceeds for the redemption were derived from the Refinancing.

  OTHER LONG-TERM DEBT:

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                       1993        1992
                                                                      ------    ----------
                                                                                (RESTATED)
                                                                         (IN MILLIONS)
        Senior Bank Credit Facilities..............................   $224.0      $268.5
        Industrial Revenue Bonds and debentures, payable through
          2004, interest rates ranging from 7.4% to 10.25%.........      4.1         9.1
        Other, including capitalized lease obligations, mortgages
          and subsidiary subordinated debt.........................      9.7        10.3
                                                                      ------    ----------
                                                                       237.8       287.9
        Less current portion.......................................    (18.5)      (17.2)
                                                                      ------    ----------
        Long-term debt.............................................   $219.3      $270.7
                                                                      ------    ----------
                                                                      ------    ----------

     Eagle Industrial Credit Facility:

     As further described in Note 17, in January 1994 the Company consummated a refinancing (the "Refinancing"), the proceeds of which were utilized to repay and redeem of all of its subsidiaries senior bank credit facilities, its 13% Notes and the 13.75% Notes. Thus, in January 1994 the Senior Bank Credit Facilities (defined below) were fully repaid and the agreements terminated. A portion of the proceeds to consummate the Refinancing were derived from a new senior bank credit facility made available to Eagle Industrial Products Corporation, ("Eagle Industrial") a newly formed wholly owned subsidiary of the Company which owns all of the operating subsidiaries of the Company.

     On January 31, 1994, Eagle Industrial entered into a new $425 million senior credit facility with a group of banks (the "Credit Facility"). The Credit Facility consists of: (1) a $225 million term loan due in quarterly installments increasing from $4.9 million per quarter during 1994 to $15 million in 1999; (2) a $65 million term loan due in equal quarterly installments aggregating $0.5 million per year in 1994 and 1995, $1 million per year in 1996 through 1999 and $60 million in 2000; and (3) a $135 million revolving credit facility (subject to borrowing base availability) that expires in 1999, which may be extended through 2000. Borrowings under the Credit Facility bear interest at alternative floating rate structures, at management's option (4.9% at January 31, 1994), and are secured by substantially all domestic property, plant, equipment, inventory and certain receivables of Eagle Industrial and its subsidiaries. The Credit Facility requires an annual commitment fee of 0.5% on the average daily unused amount of the revolving portion of the Credit Facility. At January 31, 1994, $35 million and $290 million were outstanding under the revolving credit portion and term loan portion of the Credit Facility, respectively. Additionally, the Credit Facility provides for a letter of credit facility of up to $50 million. Borrowing availability under the revolving portion of the Credit Facility is reduced by the outstanding amount of letters of credit. At January 31, 1994, an additional $28.0 million was available to borrow under the Credit Facility.

     The Credit Facility contains various financial covenants, the more restrictive requirements being: the maintenance of minimum levels of net worth; limitations on incurring additional indebtedness; restrictions on the payment of dividends or the making of loans to the Company; maintenance of certain ratios of cash flow to

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

interest expense and indebtedness; maintenance of a minimum level of cash flow to fixed charges; and a prohibition on payments to the Company for management services in excess of $3 million per year. The Company has provided a guarantee as to the repayment of amounts outstanding under this credit facility. Additionally, the Credit Facility requires that the Zell interests (as defined) directly or indirectly maintain at least 30% of the voting power to elect members of the board of directors of the Company and that the Company directly own 100% of Eagle Industrial.

     The proforma aggregate long-term debt maturities over the next five years (including amounts that will be due under the Credit Facility and excluding amounts repaid in connection with the Refinancing) are as follows: 1994 -- $23.2 million; 1995 -- $27.0 million; 1996 -- $36.8; 1997 -- $40.3 million and 1998 --
$51.3 million.

     Senior Bank Credit Facilities:

     The Company had four senior credit facilities which were available to four subsidiary groups of the Company prior to the Refinancing (the "Senior Bank Credit Facilities") (see Note 17). A portion of the proceeds of the Refinancing were utilized to fully repay the Senior Bank Credit Facilities in January 1994. The aggregate amount available under the revolving portion of the Senior Bank Credit Facilities (subject to borrowing base availability) amounted to $350.0 million at December 31, 1993, of which $156.9 million was outstanding. Additionally, the Senior Bank Credit Facilities at December 31, 1993 included $69.6 million in outstanding term loans, which were due in quarterly installments increasing from $3.9 million per quarter in 1994 to $7.5 million in 1997. Borrowings under the Senior Bank Credit Facilities bore interest at alternative floating rate structures, at management's option (5.6% and 6.1% at December 31, 1993 and 1992, respectively), and were secured by substantially all domestic property, plant, equipment, inventory and receivables of the Company's subsidiaries. Annual commitment fees ranging from 0.375% to 0.60% were payable on the average daily unused amount of the revolving portion of these credit agreements. Three of these senior credit facilities were guaranteed by the Company. Additionally, these credit facilities provided for letter of credit facilities within each credit facility. At December 31, 1993, $33.5 million of letters of credit were issued and outstanding under the aforementioned credit facilities.

     The Senior Bank Credit Facilities contained various financial covenants, the more restrictive requirements being: the maintenance of minimum levels of net worth; limitations on the incurrence of additional indebtedness, as defined; maintenance of certain ratios of profitability to interest expense; maintenance of certain asset to liability ratios; requirements that the Zell interests (as defined) directly or indirectly maintain at least 51% of the voting power to elect members of the board of directors of certain subsidiary groups; and maintenance of minimum levels of earnings to fixed charges, as defined. The Company and its subsidiaries were in compliance with all covenants of their respective debt agreements at December 31, 1993.

(6) EMPLOYEE RETIREMENT AND BENEFIT PLANS:

     PENSION:

     U.S. Plans:

     Substantially all employees are covered by Company or union sponsored defined benefit pension plans. Plans covering salaried and management employees provide pension benefits that are based on the employee's years of service with the Company and average compensation during the five years before retirement. For other employees, pension benefits are provided based on a stated amount for each year of service. The Company's funding policy for all plans is to make no less than the minimum annual contributions required by applicable governmental regulations.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

     The following table sets forth the funded status for all U.S. defined benefit pension plans and related amounts recognized in the Company's Consolidated Financial Statements:

                                                    DECEMBER 31, 1993                 DECEMBER 31, 1992
                                              ------------------------------    ------------------------------
                                               PLANS WHOSE      PLANS WHOSE      PLANS WHOSE      PLANS WHOSE
                                              ASSETS EXCEED     ACCUMULATED     ASSETS EXCEED     ACCUMULATED
                                               ACCUMULATED       BENEFITS        ACCUMULATED       BENEFITS
                                                BENEFITS       EXCEED ASSETS      BENEFITS       EXCEED ASSETS
                                              -------------    -------------    -------------    -------------
                                                                                          (RESTATED)
Actuarial present value of:
  Accumulated benefit obligation...........       $29.7           $  71.8           $37.3           $  48.9
                                                 ------        -------------       ------        -------------
                                                 ------        -------------       ------        -------------
  Vested benefits..........................       $28.2           $  68.1           $35.1           $  46.7
                                                 ------        -------------       ------        -------------
                                                 ------        -------------       ------        -------------
Projected benefit obligation...............       $29.7           $  73.4           $37.3           $  51.0
Plan assets at fair value..................        37.8              56.3            46.1              41.0
                                                 ------        -------------       ------        -------------
Plan assets in excess of (less than)
  projected benefit obligation.............         8.1             (17.1)            8.8             (10.0)
Net unrecognized (gain) loss...............        (5.0)              7.0            (4.2)             (1.0)
Net unrecognized prior service costs.......        (1.6)              3.1            (1.1)              2.6
Unrecognized liability at August 1, 1987...          --               0.3             0.3                --
Additional minimum liability...............          --             (10.1)             --              (3.2)
Tax effect of recording pension liability
  under APB No. 16.........................          --                --              --               0.1
                                                 ------        -------------       ------        -------------
Pension asset (liability) recognized in
  Consolidated Financial Statements........       $ 1.5           $ (16.8)          $ 3.8           $ (11.5)
                                                 ------        -------------       ------        -------------
                                                 ------        -------------       ------        -------------

     Plan assets generally consist of common stocks and fixed income instruments. The unrecognized liability at August 1, 1987 is being amortized on a straight-line basis over 15 years.

     In accordance with SFAS No. 87, the Company has recorded an additional minimum pension liability for underfunded plans of $10.1 million and $3.2 million at December 31, 1993 and 1992, respectively, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service costs and net transition obligations, in which case the increase in liabilities is charged directly to stockholder's equity. At December 1993, the excess minimum pension liability resulted in a net charge to equity of $4.6 million.

     Net periodic pension cost for defined benefit pension plans reporting under the provisions of SFAS No. 87 included in the above table was:

                                                                                             YEAR ENDED
                                                      YEAR ENDED     FIVE MONTHS ENDED        JULY 31,
                                                     DECEMBER 31,       DECEMBER 31,       --------------
                                                         1993               1992           1992     1991
                                                     ------------    ------------------    -----    -----
                                                                         (RESTATED)          (RESTATED)
                                                                        (IN MILLIONS)
Service cost......................................      $  4.1             $  1.5          $ 3.4    $ 3.6
Interest Cost.....................................         7.4                2.4            6.1      6.4
Actual return on assets...........................        (9.2)              (2.9)          (5.2)    (6.8)
Net amortization and deferral.....................         1.9                0.9           (0.3)     0.5
                                                        ------             ------          -----    -----
  Net periodic pension cost.......................      $  4.2             $  1.9          $ 4.0    $ 3.7
                                                        ------             ------          -----    -----
                                                        ------             ------          -----    -----

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

     The following assumptions were used in determining the actuarial present value of the projected benefit obligation for the Company's U.S. defined benefit plans: weighted-average discount rate of 7.5% for the year ended December 31, 1993 and 9.0% for the five months ended December 31, 1992; rate of increase in future compensation levels of 4.0% for the year ended December 31, 1993 and 6.0% for the five months ended December 31, 1992; and expected long-term rate of return on assets of 9.0% for both periods.

     The Company and its subsidiaries also have several defined contribution plans for certain U.S. employees. Employer contributions to these plans were $4.8 million in the year ended December 31, 1993, $1.2 million in the five months ended December 31, 1992, $4.4 million in fiscal 1992 and $3.2 million in fiscal 1991. Contributions to these plans by the Company are determined under a variety of methods including those based on the number of years employed or a percentage of the contribution made by the employee.

     Non-U.S. Plan:

     The following table sets forth amounts recognized in the Company's Consolidated Financial Statements related to its non-U.S. unfunded pension plan:

                                                                          DECEMBER 31,
                                                                        ----------------
                                                                         1993      1992
                                                                        ------    ------
                                                                         (IN MILLIONS)
        Actuarial present value of:
          Accumulated benefit obligation.............................   $ 23.3    $ 21.6
                                                                        ------    ------
                                                                        ------    ------
          Vested benefits............................................   $ 23.0    $ 21.4
                                                                        ------    ------
                                                                        ------    ------
        Projected benefit obligation.................................   $ 26.0    $ 24.3
        Plan assets at fair value....................................       --        --
                                                                        ------    ------
        Plan assets less than projected benefit obligation...........    (26.0)    (24.3)
        Net unrecognized gain........................................     (0.7)     (3.2)
                                                                        ------    ------
        Pension liability recognized in Consolidated Financial
          Statements.................................................   $(26.7)   $(27.5)
                                                                        ------    ------
                                                                        ------    ------

     Net periodic pension cost for this non-U.S. defined benefit pension plan included in the above table was:

                                                                                            YEAR ENDED
                                                      YEAR ENDED     FIVE MONTHS ENDED       JULY 31,
                                                     DECEMBER 31,      DECEMBER 31,       --------------
                                                         1993              1992           1992     1991
                                                     ------------    -----------------    -----    -----
                                                                        (IN MILLIONS)
Service cost......................................       $0.5              $ 0.2          $ 0.5    $ 0.4
Interest Cost.....................................        1.9                0.9            1.8      1.7
Net amortization and deferral.....................         --                 --           (0.1)    (0.1)
                                                        -----              -----          -----    -----
Net periodic pension cost.........................       $2.4              $ 1.1          $ 2.2    $ 2.0
                                                        -----              -----          -----    -----
                                                        -----              -----          -----    -----

     The Company used the following assumptions in determining the actuarial present value of the projected benefit obligation for this non-U.S. pension plan: weighted average discount rate of 7.25% for the year ended December 31, 1993 and 8.25% for the five months ended December 31, 1992 and fiscal 1992, and rate of increase in future compensation levels of 4.0 % for all periods presented. Pension payments are paid by this subsidiary from funds generated by operations.

     OTHER POSTRETIREMENT BENEFITS:

     The Company provides certain postretirement life and health-care benefits to certain of its employees. For most business units providing these benefits, employees retiring from the Company on or after attaining

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

age 55 who have rendered at least 15 years of active service to the Company are entitled to postretirement benefits coverage. Most of these plans are non-contributory, while there are a few in which employees and retirees contribute towards their coverage. The Company has not funded any of this postretirement benefits liability. Contributions to the postretirement plans are made by the Company as claims are incurred.

     The Company adopted the provisions of SFAS No. 106 in the first quarter of fiscal 1992 by adjusting its postretirement benefits liability recognized as of August 1, 1991 to the discounted present value of expected future benefits attributed to employees' service rendered prior to August 1, 1991. The accumulated postretirement benefit obligation was determined using an assumed discount rate of 7.5% for the year ended December 31, 1993, 9% for the five months ended December 31, 1992 and 9.5% for fiscal 1992, and a health care cost trend rate of 12% for the year ended December 31, 1993, with the assumption that the health care cost trend rate would decrease ratably to 6.0% by the year 1997. The health care cost trend rate was 13.0% for the five months ended December 31, 1992, with the assumption that the health care cost trend rate would decrease gradually to 7.0% by the year 2000. The trend rate used for the year ended July 31, 1992 was 15% with the assumption that the rate would gradually decrease to 7.5% by the year 2000. The effect of a one percent increase in the health care cost trend rate assumption would be to increase the accumulated postretirement benefit obligation, the annual service cost and interest expense components by approximately $3.2 million, $0.2 million and $0.4 million, respectively. In adopting the provisions of SFAS No. 106, the Company evaluated the assumptions used previously in estimating its postretirement benefits obligation under the unfunded accrual method. Based on its experience and the results of this evaluation, the Company revised certain of these previous assumptions when adopting SFAS No. 106. Trend rates used in adopting SFAS No. 106 reflect the Company's prior experience and expectation that future rates will trend downward. Additionally, the August 1, 1991 valuation of the Company's postretirement benefit obligation included the effects of announced future cost sharing programs and benefit plan changes. In conjunction with the adoption of SFAS No. 106, the Company recorded a reduction of its postretirement benefit obligation of $24.2 million and recognized a corresponding $24.2 million pretax benefit as a "Cumulative effect of change in accounting principle", with a related tax provision of $7.3 million.

     In the fourth quarter of 1993, the Company curtailed certain of its postretirement benefits for its non-bargaining employees. In general, the curtailment affects employees who retire after December 1994 with exception for certain employees who meet certain age plus years of service requirements. The curtailment resulted in a reduction of the postretirement benefit liability of $4.2 million. The effect of the curtailment was offset by a charge in the fourth quarter of 1993 of $4.2 million related to the Company s self-insurance costs.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

     The following table sets forth postretirement benefits recognized in the Company's Consolidated Financial Statements:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                       1993        1992
                                                                       -----    ----------
                                                                                (RESTATED)
                                                                          (IN MILLIONS)
        Accumulated postretirement benefit obligation:
          Retirees..................................................   $54.0      $ 52.2
          Other fully eligible participants.........................     6.7         7.1
          Other active participants.................................     7.4        13.3
                                                                       -----    ----------
                                                                        68.1        72.6
          Unrecognized actuarial gain (loss)........................    (4.6)       (3.3)
          Unrecognized prior service cost...........................     0.3        (0.1)
                                                                       -----    ----------
        Postretirement benefit liability recognized in Consolidated
          Financial Statements......................................   $63.8      $ 69.2
                                                                       -----    ----------
                                                                       -----    ----------

     Net postretirement benefit cost included the following components:


                                                                               FIVE         YEAR ENDED
                                                            YEAR ENDED     MONTHS ENDED      JULY 31,
                                                           DECEMBER 31,    DECEMBER 31,    ------------
                                                               1993            1992        1992    1991
                                                           ------------    ------------    ----    ----
                                                                            (RESTATED)      (RESTATED)
                                                                          (IN MILLIONS)
Service cost............................................      $  1.0           $0.4        $0.9    $2.4
Interest Cost...........................................         4.1            1.8         4.2     6.0
Amortization of unrecognized liability at August 1,
  1987..................................................          --             --          --     1.3
                                                              ------          -----        ----    ----
     Net postretirement benefit cost....................         5.1            2.2         5.1     9.7
Effect of curtailment...................................        (4.2)            --          --      --
                                                              ------          -----        ----    ----
     Adjusted net postretirement benefit cost...........      $  0.9           $2.2        $5.1    $9.7
                                                              ------          -----        ----    ----
                                                              ------          -----        ----    ----

(7) INCOME TAXES

     The Company adopted the provisions of SFAS No. 109 effective January 1, 1993. The December 31, 1993 Consolidated Financial Statements reflect a decrease in the net deferred tax assets of $3.5 million and a corresponding charge of $3.5 million, reflected as a "Cumulative effect of change in accounting principle". As part of the adoption of SFAS No. 109, various "gross" up adjustments were made to the balance sheet in order to adjust amounts which were originally recorded on a net of tax basis as part of purchase accounting. These adjustments resulted in increases to net property, plant and equipment, accrued liabilities, accrued employee benefit obligations and other long-term liabilities of approximately $21.4 million, $1.9 million, $19.3 million and $12.2 million, respectively. These increases were offset by a corresponding increase to deferred taxes of approximately $12.0 million. As a result of the adoption of SFAS No. 109, the Company's loss from continuing operations before income taxes for the year ended December 31, 1993 was increased by approximately $2.0 million due to increased depreciation expense.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

     The Company's Consolidated Financial Statements reflect the following deferred tax assets and liabilities (in millions):

                                                                   DECEMBER 31,    JANUARY 1,
                                                                       1993           1993
                                                                   ------------    ----------
        Deferred tax assets:
          Inventory and bad debt reserves.......................      $  7.9         $  7.2
          Accrued employee benefit obligations..................        30.4           31.3
          Net operating loss carryforwards......................         6.2            6.4
          Divestiture reserves..................................         8.1            9.0
          Restructuring reserves................................         5.8            3.0
          Environmental reserves................................         7.2            4.0
          Other.................................................        22.9           19.5
                                                                      ------       ----------
                                                                        88.5           80.4
          Valuation allowance...................................        (1.2)          (1.3)
                                                                      ------       ----------
                                                                      $ 87.3         $ 79.1
                                                                      ------       ----------
                                                                      ------       ----------
        Deferred tax liabilities:
          Property, plant and equipment basis difference........      $ 35.0         $ 43.1
          Other.................................................         8.9            7.4
                                                                      ------       ----------
                                                                      $ 43.9         $ 50.5
                                                                      ------       ----------
                                                                      ------       ----------

     The U.S. and non-U.S. components of income from continuing operations before income taxes and the components of the provision for income taxes is as follows:


                                                                            FIVE          YEAR ENDED
                                                         YEAR ENDED     MONTHS ENDED       JULY 31,
                                                        DECEMBER 31,    DECEMBER 31,    ---------------
                                                            1993            1992        1992      1991
                                                        ------------    ------------    -----    ------
                                                                         (RESTATED)       (RESTATED)
                                                                         (IN MILLIONS)
Income (loss) from continuing operations before
  income taxes:
  U.S................................................      $(81.6)         $ (7.8)      $(0.1)   $(10.2)
  Non U.S............................................         1.6             0.2         2.9       7.2
                                                        ------------       ------       -----    ------
       Total.........................................      $(80.0)         $ (7.6)      $ 2.8    $ (3.0)
                                                        ------------       ------       -----    ------
                                                        ------------       ------       -----    ------
Provision (benefit) for income taxes:
  Current:
     U.S. Federal....................................      $ (9.4)         $ (3.3)      $ 0.8    $(13.1)
     U.S. State......................................         3.8             0.6         3.9       2.4
     Non-U.S.........................................         2.1            (0.7)        0.2       2.7
                                                        ------------       ------       -----    ------
                                                           $ (3.5)         $ (3.4)      $ 4.9    $ (8.0)
                                                        ------------       ------       -----    ------
                                                        ------------       ------       -----    ------
  Deferred:
     U.S. Federal....................................      $ (5.9)         $  1.2       $(0.9)   $  8.7
     U.S. State......................................        (1.9)            0.2        (1.3)     (0.6)
     Non U.S.........................................        (0.6)            0.9         0.4      (0.2)
                                                        ------------       ------       -----    ------
                                                             (8.4)            2.3        (1.8)      7.9
                                                        ------------       ------       -----    ------
       Total.........................................      $(11.9)         $ (1.1)      $ 3.1    $ (0.1)
                                                        ------------       ------       -----    ------
                                                        ------------       ------       -----    ------

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

     Deferred tax provisions/(benefits) for the five months ended December 31, 1992 and for the fiscal years ended July 31, 1992 and 1991, resulted principally from expenditures related to divestitures, non-cash accrued employee benefits and depreciation.

     Reconciliation of income taxes computed at the U.S. federal statutory rate to the consolidated provision (benefit) for income taxes from continuing operations:


                                                                             FIVE          YEAR ENDED
                                                          YEAR ENDED     MONTHS ENDED       JULY 31,
                                                         DECEMBER 31,    DECEMBER 31,    --------------
                                                             1993            1992        1992     1991
                                                         ------------    ------------    -----    -----
                                                                          (RESTATED)       (RESTATED)
                                                                     (DOLLARS IN MILLIONS)
U.S. Federal statutory rate...........................        35.0%           34.0%       34.0%    34.0%
Income taxes at U.S. federal statutory rate...........      $(28.0)         $ (2.6)      $ 1.0    $(1.0)
U.S. state income taxes, net of U.S. federal tax
  benefit.............................................         1.3             0.4         1.8      1.2
Non-U.S. taxes provided at greater (less) than U.S.
  federal statutory rate..............................         1.0             0.2        (0.4)      --
Nondeductible book depreciation and amortization......         3.5             2.3         5.6      5.1
Effects of net-of-tax accounting......................        (1.3)           (3.3)       (4.9)
Write down of goodwill................................         8.8              --          --       --
Other.................................................         1.5            (0.1)       (1.6)    (0.5)
                                                         ------------       ------       -----    -----
  Provision (benefit) for income taxes................      $(11.9)         $ (1.1)      $ 3.1    $(0.1)
                                                         ------------       ------       -----    -----
                                                         ------------       ------       -----    -----
  Effective income tax rate...........................        14.8%           14.9%      109.5%     4.4%
                                                         ------------       ------       -----    -----
                                                         ------------       ------       -----    -----

(8) RESTRUCTURING CHARGES

     During 1993, the Company recorded restructuring charges of $71.8 million related principally to the closure of Hill's Canadian manufacturing facility, the write down of certain assets of Hill Refrigeration, the closure of Caron's London, Kentucky manufacturing facility, the downsizing of certain of Pfaudler's foreign operations and costs associated with the relocation of one of IEP's manufacturing facilities.

     In 1993, the Company decided to close Hill's Canadian manufacturing facility. Accordingly, a charge of $8.8 million was recorded in the third quarter of 1993 to reflect the write down of property, plant and equipment and to accrue for related shut down expenses. The shut down was substantially complete at December 31, 1993.

     In addition, in late 1993, the Company performed an in-depth analysis of Hill's products, competitive position, market share and manufacturing cost base. A decision was made to reduce its manufacturing costs and simplify its manufacturing processes for its commercial refrigeration cases which were being redesigned. To implement this decision, a review of reconfiguration and/or relocation options was initiated. A decision was made to relocate the manufacturing of the redesigned cases. Accordingly, a review was made of the fair market value of the Trenton manufacturing facility which resulted in a write down of $19.4 million in the fourth quarter of 1993. Employee related costs of $7.0 million associated with the relocation/reconfiguration decision were also recorded in the fourth quarter of 1993. In evaluating the goodwill related to Hill, a write-down of $25.8 million was made in the fourth quarter of 1993 in accordance with the Company's accounting policy for goodwill.

     In the third quarter of 1993, the Company decided to consolidate Caron's London, Kentucky manufacturing facility into Caron's other manufacturing facilities. Accordingly, the Company provided $6.2 million of

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

restructuring charges including $3.0 million for the write down of property, plant and equipment and $3.2 million for shut down related expenses. The shut down was substantially complete at December 31, 1993.

     In the third quarter of 1993, the Company initiated a restructuring of its work force in Pfaudler's German manufacturing unit. Costs for severance payments in accordance with German legal requirements were accrued in the third quarter of 1993. This severance program has been substantially completed in early 1994.

     In conjunction with the relocation of one of IEP's manufacturing facilities in the first quarter of 1993, costs were incurred which exceeded previously established reserves. Accordingly, the Company recorded $2.0 million in charges in the fourth quarter of 1993.

     The cash and non-cash components of these charges are as follows (in millions):

                                                                       CASH      NON-CASH
                                                                      CHARGES    CHARGES     TOTAL
                                                                      -------    --------    -----
Hill, Canada
  Property, plant and equipment write down.........................    $  --      $  3.2     $ 3.2
  Shut down expenses...............................................      4.2          --       4.2
  Other asset write downs..........................................       --         1.4       1.4
Hill, Trenton
  Property, plant and equipment write down.........................       --        19.4      19.4
  Goodwill write down..............................................       --        25.8      25.8
  Other costs......................................................      7.0          --       7.0
Caron, Kentucky
  Property, plant and equipment write down.........................       --         3.0       3.0
  Shut down expenses...............................................      3.2          --       3.2
Pfaudler
  Severance and related employee costs.............................      2.0          --       2.0
IEP
  Relocation costs.................................................      2.0          --       2.0
Other..............................................................      0.6          --       0.6
                                                                      -------    --------    -----
                                                                       $19.0      $ 52.8     $71.8
                                                                      -------    --------    -----
                                                                      -------    --------    -----

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

(9) BALANCE SHEET DETAIL

                                                                                DECEMBER 31,
                                                                            ---------------------
                                                                             1993         1992
                                                                            -------    ----------
                                                                                       (RESTATED)
                                                                                (IN MILLIONS)
Allowance for doubtful accounts:.........................................   $   4.2     $    4.1
                                                                            -------    ----------
                                                                            -------    ----------
Inventories:
  Raw materials and supplies.............................................   $  57.3     $   73.8
  Work in process........................................................      56.8         57.0
  Finished goods.........................................................      73.1         62.5
                                                                            -------    ----------
       Total.............................................................   $ 187.2     $  193.3
                                                                            -------    ----------
                                                                            -------    ----------
  Excess of replacement cost over LIFO inventory cost....................   $   5.3     $    5.3
                                                                            -------    ----------
                                                                            -------    ----------
Other current assets:
  Deferred taxes.........................................................   $  45.4     $   13.8
  Other..................................................................      13.0         14.0
                                                                            -------    ----------
       Total.............................................................   $  58.4     $   27.8
                                                                            -------    ----------
                                                                            -------    ----------
Property, plant and equipment:
  Land...................................................................   $  20.9     $   21.4
  Buildings..............................................................     100.1         99.4
  Machinery and equipment................................................     223.1        203.0
  Construction in progress...............................................      13.6         15.0
  Less accumulated depreciation..........................................    (139.4)      (106.2)
                                                                            -------    ----------
       Total.............................................................   $ 218.3     $  232.6
                                                                            -------    ----------
                                                                            -------    ----------
Accrued liabilities:
  Divestiture reserves...................................................   $  12.5     $    3.2
  Wages and benefits.....................................................      31.1         27.6
  Customer advances......................................................       9.1         10.7
  Interest...............................................................       8.0         12.6
  Other..................................................................      48.5         40.8
                                                                            -------    ----------
       Total.............................................................   $ 109.2     $   94.9
                                                                            -------    ----------
                                                                            -------    ----------

(10) INCOME STATEMENT DETAIL

     Repair and maintenance expense was $14.1 million in the year ended December 31, 1993, $6.6 million for the five months ended December 31, 1992, $19.3 million in fiscal 1992 and $16.0 million in fiscal 1991. Advertising expense was $6.3 million in the year ended December 31, 1993, $3.5 million for the five months ended December 31, 1992, $7.9 million in fiscal 1992 and $7.0 million in fiscal 1991.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

(11) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash, cash equivalents and long-term investments

     The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. Long-term investments are stated at the lower of cost or market.

     Subordinated Notes

     The fair value of the Company's Notes is based on the Call Price at January 31, 1994, for the 13% Notes and the 13.75% Notes and quoted market prices for the Notes at December 31, 1993. The fair value was determined using quoted market prices for all the subordinated notes at December 31, 1992.

     Senior Bank Credit Facilities

     The carrying amount approximates fair value as the rates are tied to the prime rate and LIBOR which fluctuate based on current market conditions.

     Other Debt

     The carrying amount approximates fair value as rates approximate borrowing rates currently available to the Company for similar loans.

     The estimated fair values of the Company s financial instruments are as follows:

                                                              DECEMBER 31, 1993     DECEMBER 31, 1992
                                                              ------------------    ------------------
                                                              CARRYING     FAIR     CARRYING     FAIR
                                                               AMOUNT     VALUE      AMOUNT     VALUE
                                                              --------    ------    --------    ------
                                                                                        (RESTATED)
Cash, cash equivalents and long-term investments...........    $ 16.5     $ 16.5     $ 34.4     $ 34.4
Subordinated Notes.........................................     421.9      438.8      375.0      392.1
Senior Bank Credit Facilities..............................     224.0      224.0      268.5      268.5
Other Debt.................................................      13.8       13.8       19.4       19.4

(12) STOCKHOLDER'S EQUITY

     PREFERRED STOCK:

     The Company amended its Restated Certificate of Incorporation in December 1993 to eliminate the authority to issue preferred stock.

     COMMON STOCK:

     In connection with the Restructuring, and in order to facilitate the distribution of Eagle's common stock in September 1992, the Company distributed, as a stock dividend, approximately 11,077 shares of its common stock for each share outstanding. As the GAMI Board of Directors decided not to complete the Distribution, the Company declared a reverse stock split of 1/11,077 per share of common stock in December 1993, resulting in the Company having 1,000 shares of common stock issued and outstanding. The accompanying financial statements and related footnotes have been restated to give retroactive effect to this reverse stock split.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

     ADDITIONAL PAID IN CAPITAL:

     Restructuring

     In connection with the sale of certain net assets of Hedstrom to an affiliate of GAI Partners in January 1991, a portion of the consideration received included the Hedstrom Note. Through January 16, 1996, any acceleration resulting from a default under the Hedstrom Note may, at the option of GAI Partners, be satisfied solely by the preferred stock GAI Partners holds in GAFG (the "Class C Preferred Stock"). See Note 4.

     The terms of the Class C Preferred Stock include, among other things, (i) that the holder of the Class C Preferred Stock may on January 15 of 1999, 2000 and 2001, require GAFG to redeem any or all of the Class C Preferred Stock at a redemption price equal to $1,000 per share plus a redemption premium equal to 8% of the amount redeemed if redeemed in 1999, 11% if redeemed in 2000 and 13% if redeemed in 2001, plus accrued but unpaid dividends through the date of redemption, (ii) that upon liquidation of GAFG, the Class C Preferred Stock is entitled to a liquidation preference of $1,000 per share, and (iii) in the event of default on the GAFG non-voting preferred stock, GAMI has agreed to issue GAMI non-voting preferred stock with similar rights and designations. See Note 4.

     To relieve GAFG (to the extent Eagle or any of its subsidiaries acquires such rights and is permitted to do so under the Eagle Indenture and one of the Senior Bank Credit Facilities) of its obligation to redeem, or pay a liquidation preference with respect to the Class C Preferred Stock, Eagle declared and paid to GAFG, its sole shareholder at the time, a non-cash dividend consisting of the benefits conferred by Eagle's execution of a Disaffiliation Agreement (the "Disaffiliation Agreement"), effective as of September 25, 1992. Although the dividend was paid by the execution of the Disaffiliation Agreement, the economic benefit of the dividend will be received, if at all, only upon the satisfaction of certain conditions including that no default under the Indenture exists or is caused by the transfer of said benefits. Pursuant to the Disaffiliation Agreement, among other things:

     - Eagle agreed that if it or any of its subsidiaries becomes the owner of any Class C Preferred Stock, it will transfer or cause to be transferred (the "Transfer") such Class C Preferred Stock to GAFG without the payment of any amount by GAFG, provided that certain conditions are satisfied including that no default under the Indenture exists or is caused by the Transfer;

     - Eagle agreed that if the Transfer is made by one of its subsidiaries, it will pay the transferor the redemption price or, if applicable, the liquidation preference related to such Class C Preferred Stock, that the transferor would have received from GAFG had the Transfer not been made, such payment to be made at the time that GAFG would have been obligated to pay such redemption price or liquidation preference;

     - Eagle agreed to reimburse GAFG if GAFG pays any amount, to Eagle or its subsidiaries (or any transferee of Eagle or its subsidiaries), for redemption of, or as a liquidation preference in respect of, any Class C Preferred Stock, provided that certain conditions are satisfied including that no default under the Indenture exists or is caused by the reimbursement; and

     - To induce GAI Partners, as the owner of the Class C Preferred Stock, to consent to the Restructuring and the Distribution, GAMI guaranteed GAFG's obligation to pay the redemption price or the liquidation preference, provided such guaranty will terminate if a default occurs and is continuing under the Hedstrom Note or GAI Partners transfers ownership of the Class C Preferred Stock to the holder of the Hedstrom Note.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

The Disaffiliation Agreement conferred no benefits on Eagle, but Eagle's execution thereof is a condition of the Distribution.

     To account for the reorganization and the above transactions, Eagle reduced paid in capital at July 31, 1992 by the amount of the Hedstrom Note and related accrued interest thereon, pursuant to the dividend of the benefits conferred on GAFG through execution of the Disaffiliation Agreement.

     Other Transactions

     In January 1991, GAFG issued 35,650 shares of its non-voting preferred stock having a redemption value of $1,000 per share to GAI Partners, in exchange for the 20% of GAFG common stock held by GAI Partners. GAFG has accounted for the exchange of the aforementioned securities as an acquisition of its minority interest, in accordance with APB No. 16, and has "pushed down" this additional purchase price to subsidiaries of GAFG, pursuant to Securities and Exchange Commission regulations. The effect on the Consolidated Financial Statements, as a result of this transaction, was an increase in both paid in capital and goodwill of approximately $35.6 million.

     In January 1991, prior to the contribution of the capital stock of Jepson to the Company, Jepson returned $5.0 million of original contributed capital to subsidiaries of GAMI.

     In March 1991, prior to the contribution of the capital stock of North Riverside to the Company, GAMI converted $0.6 million of contributed capital of North Riverside to intercompany indebtedness.

     PENSION LIABILITY ADJUSTMENT:

     In December 1993, the Company recorded a charge to equity related to its underfunded pension plans. See Note 6.

     DIVIDENDS:

     In February 1991, the Company paid a $30.0 million cash dividend to its shareholders.

(13) RELATED PARTY TRANSACTIONS

     The Company has in the past entered into agreements or arrangements with affiliates of directors or officers relating to acquisition and divestiture services, financing services, legal services and consulting arrangements which are described below. In addition, the Company has entered into arrangements for certain administrative services in which the amount involved did not exceed $60,000 for any one agreement. The Company believes that the terms and resulting costs of all related party transactions and agreements are no more or less favorable than those which could have been obtained from non-affiliated parties.

     The Company leases office space from an affiliate of GAMI. The Company incurred expenses of $0.3 million in the year ended December 31, 1993, $0.2 million in the five months ended December 31, 1992 and $0.4 million in each of fiscal 1992 and 1991 for this office space and related expenses. Affiliates of GAMI provided management services to the Company for which the Company paid $0.5 million in fiscal 1991. Affiliates of GAMI provide general corporate computer and printing services to the Company for which the Company paid these affiliates $0.2 million in the year ended December 31, 1993, the five months ended December 31, 1992 and in each of fiscal 1992 and 1991. GAMI's internal audit department provides certain audit services to the Company for which GAMI was paid $0.2 million in the year ended December 31, 1993, $0.1 million in the five months ended December 31, 1992, $0.7 million in fiscal 1992 and $0.5 million in fiscal 1991.

     An affiliate of GAMI was paid $1.1 million in fiscal 1991 for services rendered in connection with the divestitures of certain business.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

     The law firm of Rosenberg & Liebentritt P.C., of which a Company Director and former Officer is a member, has rendered legal services to the Company. The Company paid this law firm $0.6 million in the year ended December 31, 1993, $0.3 million in the five months ended December 31, 1992, $1.0 million in fiscal 1992 and $1.5 million in fiscal 1991. The fees paid to Rosenberg & Liebentritt P.C. in the year ended December 31, 1993 included: $0.3 million for services related to divestiture activity, $0.1 million for services related to financing agreements and $0.2 million for other general expenses.

     The Company and North Riverside historically entered into revolving credit facilities with GAMI. All amounts were repaid prior to December 31, 1992.

     GAMI provided management and accounting services to North Riverside for which North Riverside paid $0.1 million in each of fiscal 1992 and 1991.

     Also see Notes 1, 3, 4 and 12 for other information regarding related party transactions.

(14) COMMITMENTS AND CONTINGENCIES

     The Company conducts manufacturing operations at various leased facilities and also leases warehouses, office space, computers and office equipment. Most of the realty leases contain renewal options and escalation clauses. Total rent expense, including related real estate taxes, amounted to $13.4 million in the year ended December 31, 1993, $5.7 in the five months ended December 31, 1992, $12.1 million in fiscal 1992 and $11.6 million in fiscal 1991.

     Future minimum lease payments required as of December 31, 1993 (in millions):

            1994.........................................................   $ 6.5
            1995.........................................................     5.6
            1996.........................................................     4.5
            1997.........................................................     3.5
            1998 and thereafter..........................................     5.5
                                                                            -----
                                                                            $25.6
                                                                            -----
                                                                            -----

     The Company and certain of its subsidiaries are involved in several lawsuits arising in the ordinary course of business. However, it is the opinion of the Company's management, based upon the advice of counsel, that these lawsuits are either without merit, are covered by insurance, or are adequately reserved for in the Consolidated Financial Statements, and that the ultimate disposition of pending litigation will not be material in relation to the Company's consolidated financial position.

(15) OTHER ACQUISITIONS/DIVESTITURES

     Management continues to evaluate the acquisition of businesses that complement the existing portfolio of companies. While certain negotiations are at varying stages at this time, Eagle currently has no contract or arrangement with respect to any material acquisition. Management also continuously monitors and evaluates the businesses within the Company's portfolio. While certain businesses may not necessarily meet certain of the Company's long-term objectives, there currently are no definitive sales agreements or formal plans to discontinue any businesses except Lapp as disclosed in Note 4.

(16) SEGMENT AND GEOGRAPHIC DATA

     Eagle is organized into five business segments: the Building Products Group, the Electrical Products Group, the Industrial Products Group, the Automotive Products Group, and the Specialty Products Group. In

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

1993, the Company redefined its industry segments to add an Automotive Products Group and realign its Building Products and Specialty Products Groups. Segment information for prior periods has been restated to reflect the reclassifications.

     The Building Products Group consists of three businesses which manufacture and distribute building fixtures for the residential and commercial construction and home improvement markets. Products manufactured by this group include air distribution and handling equipment, bathroom plumbing fixtures and air compressors.

     The Electrical Products Group consists of two broad groups of businesses, those providing electrical power distribution products for the electric utility market and those supplying industrial electrical products for electrical equipment manufacturers. The principal products manufactured by this group include medium voltage electric cable, underground cable accessories, and interconnect and timing devices.

     The Industrial Products Group consists of three businesses which manufacture and distribute products for the process industries and commercial aviation markets. Products manufactured by this group include chemical and pharmaceutical reactor vessels, fluid mixing and agitation equipment and commercial airline seating.

     The Automotive Products Group consists of four businesses which manufacture and distribute products primarily to the automotive aftermarket. Major products include automotive aftermarket parts and accessories.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

     The Specialty Products Group consists of three businesses which manufacture and distribute products to the consumer market and the commercial refrigeration market. Major products include knitting yarns, skiwear and commercial refrigeration equipment.


                                                                        FIVE             YEAR ENDED
                                                     YEAR ENDED     MONTHS ENDED          JULY 31,
                                                    DECEMBER 31,    DECEMBER 31,    --------------------
                                                        1993            1992          1992        1991
                                                    ------------    ------------    --------    --------
                                                                     (RESTATED)           (RESTATED)
                                                                       (IN MILLIONS)
Net sales:
  Building Products Group........................     $  372.3        $  150.1      $  323.9    $  258.3
  Electrical Products Group......................        176.8            66.2         164.7       182.2
  Industrial Products Group......................        241.4           100.5         280.4       270.3
  Automotive Products Group......................        164.2            58.9         127.9       115.1
  Specialty Products Group.......................        187.6            82.5         201.9       208.0
                                                    ------------    ------------    --------    --------
                                                      $1,142.3        $  458.2      $1,098.8    $1,033.9
                                                    ------------    ------------    --------    --------
                                                    ------------    ------------    --------    --------
Operating income:
  Building Products Group........................     $   47.5        $   18.6      $   41.4    $   27.6
  Electrical Products Group......................         14.9             4.4          16.5        18.6
  Industrial Products Group......................         (2.9)            0.5          14.2        23.9
  Automotive Products Group......................          6.2             0.5           4.2         3.8
  Specialty Products Group.......................        (67.6)            1.4           3.3         4.1
  Corporate (expenses)...........................        (11.0)           (5.8)        (11.9)      (12.3)
                                                    ------------    ------------    --------    --------
       Operating income (loss)...................     $  (12.9)       $   19.6      $   67.7    $   65.7
                                                    ------------    ------------    --------    --------
                                                    ------------    ------------    --------    --------
Depreciation and amortization:
  Building Products Group........................     $   12.1        $    5.0      $   10.9    $   10.0
  Electrical Products Group......................         13.3             5.1          12.2        12.2
  Industrial Products Group......................          9.4             4.1           9.4         8.6
  Automotive Products Group......................          3.6             1.3           3.0         2.4
  Specialty Products Group.......................          6.2             2.4           5.5         5.3
  Corporate......................................          5.1             2.2           4.4         3.5
                                                    ------------    ------------    --------    --------
       Total.....................................     $   49.7        $   20.1      $   45.4    $   42.0
                                                    ------------    ------------    --------    --------
                                                    ------------    ------------    --------    --------
Capital expenditures:
  Building Products Group........................     $   10.1        $    2.5      $    8.6    $    6.1
  Electrical Products Group......................          8.1             6.3           4.7         5.0
  Industrial Products Group......................          4.0             1.8           8.5         9.9
  Automotive Products Group......................          2.4             2.4           2.2         1.4
  Specialty Products Group.......................          2.5             0.4           3.3         3.8
  Corporate......................................          0.6             0.2           0.2         0.1
                                                    ------------    ------------    --------    --------
       Total.....................................     $   27.7        $   13.6      $   27.5    $   26.3
                                                    ------------    ------------    --------    --------
                                                    ------------    ------------    --------    --------
Identifiable assets:
  Building Products Group........................     $  203.7        $  208.6      $  213.0    $  199.4
  Electrical Products Group......................        288.2           287.6         287.6       288.9
  Industrial Products Group......................        233.2           260.2         268.2       258.0
  Automotive Products Group......................        109.8           100.5          99.8        86.9
  Specialty Products Group.......................        122.7           157.0         165.7       175.9
  Net assets of discontinued operations..........         38.9            86.9         112.1       133.1
                                                    ------------    ------------    --------    --------
       Total identifiable assets.................        996.5         1,100.8       1,146.4     1,142.2
  Corporate......................................        105.7            78.4          83.6       127.3
                                                    ------------    ------------    --------    --------
       Total assets..............................     $1,102.2        $1,179.2      $1,230.0    $1,269.5
                                                    ------------    ------------    --------    --------
                                                    ------------    ------------    --------    --------

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

     Corporate depreciation and amortization is principally amortization of debt issuance costs. Corporate assets are principally cash and cash equivalents, debt issuance costs, taxes receivable from affiliate and in fiscal 1991, notes receivable.

     The following table shows certain financial information relating to the Company's operations in various geographic areas:


                                                                      FIVE              YEAR ENDED
                                                    YEAR ENDED     MONTHS ENDED          JULY 31,
                                                   DECEMBER 31,    DECEMBER 31,     --------------------
                                                       1993            1992           1992        1991
                                                   ------------   -------------     --------    --------
                                                                    (RESTATED)
                                                                       (IN MILLIONS)     (RESTATED)
Sales to unaffiliated customers from:
  United States and Canada......................     $1,074.8         $ 422.6       $1,013.8    $  916.3
  Europe........................................         60.5            29.1           73.5        98.4
  Central and South America.....................          7.0             6.5           11.5        19.2
                                                     --------         -------       --------    --------
     Total......................................     $1,142.3         $ 458.2       $1,098.8    $1,033.9
                                                     --------         -------       --------    --------
                                                     --------         -------       --------    --------

     Export sales from the United States to other geographic areas were $17.4 million in the year ended December 31, 1993, $8.0 million for the five months ended December 31, 1992, $60.0 million in fiscal 1992 and $68.5 million in fiscal 1991.


                                                                       FIVE              YEAR ENDED
                                                    YEAR ENDED     MONTHS ENDED           JULY 31,
                                                   DECEMBER 31,    DECEMBER 31,     --------------------
                                                       1993            1992           1992        1991
                                                   ------------    -------------    --------    --------
                                                                    (RESTATED)
                                                                       (IN MILLIONS)     (RESTATED)
Operating income:
  United States and Canada......................     $   (2.5)       $    25.9      $   76.3    $   71.9
  Europe........................................          0.8             (0.5)          3.5         5.3
  Central and South America.....................         (0.2)              --          (0.2)        0.8
  Corporate (expenses)..........................        (11.0)            (5.8)        (11.9)      (12.3)
                                                     --------        ---------      --------    --------
     Operating income (loss)....................     $  (12.9)       $    19.6      $   67.7    $   65.7
                                                     --------        ---------      --------    --------
                                                     --------        ---------      --------    --------
Identifiable assets:
  United States and Canada......................     $  887.3        $   939.0      $  943.0    $  928.9
  Europe........................................         60.9             64.1          75.6        63.7
  Central and South America.....................          9.4             10.8          15.7        16.5
  Net assets of discontinued operations.........         38.9             86.9         112.1       133.1
                                                     --------        ---------      --------    --------
     Total identifiable assets..................        996.5          1,100.8       1,146.4     1,142.2
  Corporate.....................................        105.7             78.4          83.6       127.3
                                                     --------        ---------      --------    --------
     Total assets...............................     $1,102.2        $ 1,179.2      $1,230.0    $1,269.5
                                                     --------        ---------      --------    --------
                                                     --------        ---------      --------    --------

(17) SUBSEQUENT EVENTS -- REFINANCING

     On January 31, 1994, Eagle completed a refinancing (the "Refinancing") of substantially all of its outstanding debt except for its Senior Deferred Coupon Notes. Through a newly formed subsidiary, Eagle Industrial, the Company entered into the Credit Facility with a group of banks. The Company also entered into an asset securitization program (the "Securitization") whereby it sold certain of its accounts receivable for

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

approximately $110 million. In addition, the Company received $50 million from GAMI in the form of a capital contribution. Total proceeds from the Refinancing were $485 million.

     Proceeds from the Refinancing were used to retire the Senior Bank Credit Facilities. In addition, proceeds will be used to retire the Company's 13.75% Notes and the 13.0% Senior Subordinated Notes, both of which were called for redemption on January 28, 1994. The call price for the 13.75% and 13.0% Senior Subordinated Notes was $1,055 and $1,040 per $1,000 principal amount, respectively. Eagle will record an extraordinary pretax charge of approximately $26 million in the first quarter of 1994 in connection with the Refinancing.

     In connection with the Securitization, the Company entered into a receivables sale agreement whereby it will sell on a continuous basis, an undivided interest in a pool of customer account receivables. Under the agreement, which expires in June 1999, the maximum amount of proceeds which may be accessed through this agreement is $145 million and is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                    SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)

QUARTERLY FINANCIAL DATA

     The following is a summary of the unaudited interim results of operations for the years ended December 31, 1993 and 1992. Quarterly data has been restated to reflect discontinued operations. Refer to Note 4 in the Company's Consolidated Financial Statements.

                                   QUARTER ENDED     QUARTER ENDED     QUARTER ENDED     QUARTER ENDED
                                     MARCH 31,         JUNE 30,        SEPTEMBER 30,     DECEMBER 31,
                                  ---------------   ---------------   ---------------   ---------------
                                   1993     1992     1993     1992     1993     1992     1993     1992
                                  ------   ------   ------   ------   ------   ------   ------   ------
                                                              (IN MILLIONS)
Net Sales.......................  $254.9   $271.0   $276.2   $282.6   $290.8   $285.3   $320.4   $284.7
Gross earnings..................    50.9     52.7     57.8     59.4     57.8     60.0     58.0     54.6
Income (loss) from continuing
  operations....................    (3.0)    (2.1)     1.2      1.2     (9.1)     2.7    (57.2)    (3.6)
Income (loss) before
  extraordinary item and
  cumulative effect of change in
  accounting principle..........    (4.4)    (2.5)    (0.4)    10.9    (32.6)     2.5    (59.3)    (8.4)
Net income (loss)...............    (7.9)    (2.5)    (0.4)    10.9    (41.0)     2.5    (61.3)    (8.4)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

                               DIRECTORS OF EAGLE

     The chart below sets forth the name of each director of Eagle as of March 15, 1994 and, for each, the year during which each director was first elected, information relating to the director's principal occupation and business experience during the last five years, and any other directorships held by the director in publicly held companies, and certain other information.

                         YEAR FIRST
                         ELECTED A
         NAME             DIRECTOR                  OTHER INFORMATION ABOUT DIRECTORS
- ----------------------   ----------    -----------------------------------------------------------
Sam A. Cottone........      1993       See "EXECUTIVE OFFICERS OF EAGLE."

Rod Dammeyer..........      1992       Mr. Dammeyer was named Chairman of the Board of Eagle in
                                       March 1994. Mr. Dammeyer is President and Chief Executive
                                       Officer of Itel Corporation ("Itel") and GAMI. Mr. Dammeyer
                                       is Chairman of Anixter Bros., Inc., a subsidiary of Itel
                                       engaged in the distribution of wiring system products. Mr.
                                       Dammeyer is also a Director of Antec Corporation, Capture
                                       Holdings Corp. ("Capture"), Itel, Lomas Financial
                                       Corporation, Q-Tel, S.A. de C.V., Jacor Communications,
                                       Inc., Revco D.S., Inc., GAMI, Santa Fe Energy Resources,
                                       Inc., Servicios Financieros Quandrum, S.A., and The Vigoro
                                       Corporation ("Vigoro"). Mr. Dammeyer is a Trustee of
                                       several Van Kampen Merrit trusts and is 53 years old.

William K. Hall.......      1988       See "EXECUTIVE OFFICERS OF EAGLE."

Sheli Z. Rosenberg....      1987       Mrs. Rosenberg is a member of the law firm of Rosenberg &
                                       Liebentritt, P.C. Mrs. Rosenberg served as Vice President
                                       and Assistant Secretary of Eagle from February 1987 until
                                       September 1992. For more than five years prior to September
                                       1992, Mrs. Rosenberg has also been Vice President, General
                                       Counsel and Assistant Secretary and Director of GAMI,
                                       Executive Vice President and Director of Equity Group
                                       Investments, Inc. and Executive Vice President, Director
                                       and General Counsel of Equity Financial and Management
                                       Company. Mrs. Rosenberg is a Director of Capture, The Delta
                                       Queen Steamboat Co., Itel, Consolidated Fibres Inc. and
                                       Vigoro. Prior to October 4, 1991, Mrs. Rosenberg was Vice
                                       President and a Director of Madison Management Group Inc.
                                       See "Certain Relationships and Related Transactions --
                                       Transactions with GAMI Affiliates -- Indemnity Agreements."
                                       Mrs. Rosenberg is 52 years old.

     Eagle's Amended and Restated By-Laws (the "Eagle Bylaws") provide that the number of directors shall not be less than one nor more than eleven, with the precise number to be determined by resolution of the Board of Directors or the stockholders from time to time. The Board of Directors has fixed the number of directors at four. Each director is elected to serve until the next annual meeting or until his successor is duly elected and qualified.

                          EXECUTIVE OFFICERS OF EAGLE

     The chart below sets forth the age and position of each executive officer of Eagle at March 15, 1994:

         NAME             AGE                        POSITION
- -----------------------   ---    ------------------------------------------------
William K. Hall........   50     President and Chief Executive Officer
Gus J. Athas...........   57     Senior Vice President, General Counsel and
                                 Secretary
Sam A. Cottone.........   53     Senior Vice President -- Finance, Chief
                                 Financial Officer and Treasurer
Mark Koulogeorge.......   30     Vice President -- Corporate Development

     Mr. Hall has served as President of Eagle since August 1988, as a Director of GAMI since March 1994, and as Chief Executive Officer of Eagle since July 1990. From August 1988 until September 1992, Mr. Hall also served as Chief Operating Officer and Treasurer of Eagle. Mr. Hall is a Director of Huffy Corporation, a manufacturer of bicycles and recreational products, and A.M. Castle & Co., a metals distribution company.

     Mr. Athas has served as Senior Vice President, General Counsel and Secretary of the Company since May 1993. From September 1992 to May 1993, Mr. Athas was Vice President, General Counsel and Secretary. From November 1987 to September 1992, Mr. Athas served as Vice President, General Counsel and Assistant Secretary.

     Mr. Cottone has served as Senior Vice President -- Finance, Chief Financial Officer and Treasurer of the Company since March 1994. From May 1993 to March 1994, Mr. Cottone served as Senior Vice President -- Finance and Chief Financial Officer. For more than five years prior thereto, Mr. Cottone was a partner with Arthur Andersen & Co.

     Mr. Koulogeorge has served as Vice President -- Corporate Development since September 1992. From October 1990 to September 1992, Mr. Koulogeorge served as Director -- Corporate Development. From August 1989 until September 1990, Mr. Koulogeorge was a mergers and acquisitions associate with Equity Group.

ITEM 11. EXECUTIVE COMPENSATION

     Omitted pursuant to conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted pursuant to conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  EAGLE/GAMI TAX AGREEMENT

     Eagle and its U.S. subsidiaries are included with GAMI in its consolidated U.S. federal income tax returns for the taxable periods during which, pursuant to applicable U.S. federal income tax laws, they qualify as members of GAMI's affiliated group (the "Affiliation Years"). GAMI has entered into tax sharing agreements with Eagle and each of its U.S. subsidiaries. Collectively, these tax sharing agreements (i) provide for the manner of determining the allocation and payment of U.S. federal, state and foreign income tax liabilities and benefits among members of each subsidiary group for the Affiliation Years, (ii) detail the procedure for determining the allocation of payments by, or refunds to, members of each subsidiary group as a result of adjustments to the U.S. federal or state income tax liabilities of any or all members of such subsidiary group with respect to any Affiliation Year and (iii) define the post-affiliation obligations of GAMI and any member that becomes disaffiliated with any of the subsidiary groups (a "Former Member") with respect to post-affiliation years in which the tax liability of GAMI, such Former Member or subsidiaries of such Former Member may be affected by the former affiliation. Under the tax sharing agreements, each member is to benefit fully from any loss, deduction or credit attributable to such member.

  DISAFFILIATION AGREEMENT

     Prior to January 9, 1991, Ditri Associates, Inc., a Delaware corporation, through its affiliate, GAI Partners Limited Partnership ("GAI Partners"), a Connecticut limited partnership not affiliated with GAMI or Eagle, owned 20% of the common equity of GAFG. On January 9, 1991, GAI Partners exchanged its 20% common equity interest in GAFG for 35,650 shares of GAFG Class C Preferred Stock (the "Class C Preferred Stock"), and Falcon Manufacturing, Inc. caused its subsidiary, Hedstrom Corporation ("Hedstrom") to sell certain of Hedstrom's net assets to New Hedstrom Corp. ("Buyer"), an affiliate of GAI Partners for total consideration of $34.5 million. Such consideration consisted of a $32.5 million promissory note made by GAI Partners, which bears interest at 9.0% payable quarterly, with principal payments due in varying installments through January 1998 (the "Hedstrom Note"), and 9.0% cumulative preferred stock of Hedstrom Holdings, Inc., which owns 100% of the stock of Buyer, having a redemption value of $2.0 million. Payment of interest on the Hedstrom Note may be deferred at the option of GAI Partners until maturity, with interest accruing at 9.0% on any amount of unpaid principal and interest. To date, GAI Partners has exercised this option and deferred payment of such interest.

     The Hedstrom Note is held by a subsidiary of Eagle and is secured by a pledge of the Class C Preferred Stock. The terms of the Class C Preferred Stock provide, among other things, that (i) the holder of the Class C Preferred Stock may on January 15 of 1999, 2000 and 2001, require GAFG to redeem any or all of the Class C Preferred Stock at a redemption price equal to $1,000 per share plus a redemption premium equal to 8% of the amount redeemed if redeemed in 1999, 11% if redeemed in 2000 and 13% if redeemed in 2001, plus accrued but unpaid dividends through the date of redemption, (ii) upon liquidation of GAFG, the Class C Preferred Stock is entitled to a liquidation preference of $1,000 per share, and (iii) in the event of default on the GAFG non-voting preferred stock, GAMI has agreed to issue GAMI non-voting preferred stock with similar rights and designations. GAI Partners is the current owner of all outstanding Class C Preferred Stock. Through January 16, 1996, upon acceleration, the Hedstrom Note may, at the option of GAI Partners, be satisfied by transferring ownership of the Class C Preferred Stock to the holder of such note. In such event, the holder of the Hedstrom Note would become the owner of the Class C Preferred Stock.

     In the event of a default on the Hedstrom Note, Eagle may indirectly become the owner of the Class C Preferred Stock. In this event, Eagle's subsidiary would have the rights of a holder of such Preferred Stock, including the right to require GAFG to redeem it. To relieve GAFG of its obligation to redeem, or pay a liquidation preference with respect to, the Class C Preferred Stock, Eagle declared and paid to GAFG, its sole stockholder at the time, a non-cash dividend consisting of the benefits conferred by Eagle's execution of a Disaffiliation Agreement (the "Disaffiliation Agreement"), effective as of September 25, 1992. Although the dividend was paid by the execution of the Disaffiliation Agreement, the economic benefit of the dividend will be received, if at all, only upon the satisfaction of certain conditions. Pursuant to the Disaffiliation Agreement, among other things:

     - Eagle agreed that if it or any of its subsidiaries becomes the owner of any Class C Preferred Stock, it will transfer or cause to be transferred (the "Transfer") such Class C Preferred Stock to GAFG without the payment of any amount by GAFG, provided that certain conditions are satisfied;

     - Eagle agreed to reimburse GAFG if GAFG pays any amount to Eagle or its subsidiaries (or any transferee of Eagle or its subsidiaries) for redemption of, or as a liquidation preference in respect of, any Class C Preferred Stock, provided that certain conditions are satisfied; and

     - To induce GAI Partners, as the owner of the Class C Preferred Stock, to consent to the Restructuring and the Distribution GAMI guaranteed GAFG's obligation to pay the redemption price or the liquidation preference, provided such guaranty will terminate if a default occurs and is continuing under the Hedstrom Note or GAI Partners transfers ownership of the Class C Preferred Stock to the holder of the Hedstrom Note.

     Eagle's execution of the Disaffiliation Agreement was a condition of the Distribution and the granting of the indemnity discussed below.

  INDEMNITY AGREEMENTS

     In connection with the Restructuring, GAMI and Eagle entered into an indemnity and hold harmless agreement pursuant to which GAMI agreed to indemnify and hold Eagle and its subsidiaries harmless from and against any and all claims, settlements, judgments or expenses (including reasonable attorneys' fees) relating to, affecting or arising out of claims filed against Madison, an unconsolidated affiliate of GAMI, in connection with its November 1991 petition under Chapter 11 (subsequently converted to Chapter 7) of the Bankruptcy Code. Eagle believes that any potential claim against Eagle arising out of the bankruptcy proceeding will not have a material effect on Eagle's operating results or financial condition, since (i) GAMI has indemnified Eagle as discussed above and (ii) GAMI has represented to Eagle that it has substantial meritorious defenses against actions brought by the trustee.

     In addition, GAMI and Eagle entered into an agreement (the "Indemnity Agreement") pursuant to which, among other things, GAMI agreed to indemnify Eagle, its subsidiaries and their respective officers and directors against any losses, liabilities, claims and damages arising out of or based upon any untrue statement of a material fact contained in, or the failure to state a material fact required to be stated in, the Information Statement which GAMI mailed on October 16, 1992 relating to the Distribution, other than in Appendix A to such Information Statement. Correspondingly, Eagle agreed to indemnify GAMI, its subsidiaries and their respective officers and directors against any losses, liabilities, claims and damages arising out of or based upon any untrue statement of a material fact contained in, or the failure to state a material fact required to be stated in Appendix A to such Information Statement. GAMI and Eagle each agreed to provide the other party to the Indemnity Agreement access to certain information in possession of the other party.

  ONGOING TRANSACTIONS WITH GAMI AFFILIATES

     Eagle has in the past entered into agreements or arrangements with affiliates of directors or officers of Eagle relating to acquisition and divestiture services, financing services, and consulting arrangements which are described below. In addition, Eagle has entered into arrangements for certain administrative services in which the amount involved did not exceed $60,000 for any one agreement. Eagle may enter into similar agreements or arrangements from time to time in the future. Eagle believes that the terms of the transactions described below are no less favorable than those which could have been obtained from non-affiliated parties.

  LEASES WITH AFFILIATES

     Eagle currently leases corporate office space at the rate of $28,000 per month from an affiliate of GAMI. The Company incurred expenses of $0.3 million in the year ended December 31, 1993.

  MANAGEMENT SERVICES

     Affiliates of GAMI provide general corporate computer and printing services to Eagle for which Eagle paid $0.2 million in the year ended December 31, 1993. Eagle will continue to utilize such services from time to time in the future.

  INTERNAL AUDIT SERVICES

     GAMI's internal audit department has provided Eagle with various audit services in the past, including review of operational and financial controls and assistance to outside auditors during Eagle's annual audit. These services have been provided to Eagle and its subsidiaries during the year ended December 31, 1993 at a cost of $0.2 million. Eagle will continue to utilize such services from time to time in the future.

  LEGAL SERVICES

     The law firm of Rosenberg & Liebentritt, P.C., of which Mrs. Rosenberg is a member, has rendered legal services to Eagle and its subsidiaries. Eagle paid this law firm $0.6 million in the year ended December 31, 1993.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

     (A) Financial Statements and Schedules

                                    DESCRIPTION                                  PAGE NO.
     -------------------------------------------------------------------------   --------
     Report of Independent Public Accountants.................................      27
     Consolidated Balance Sheets..............................................      28
     Consolidated Statements of Income........................................      29
     Consolidated Statements of Stockholder's Equity..........................      30
     Consolidated Statements of Cash Flows....................................      31
     Notes to Consolidated Financial Statements...............................      33
     Report of Independent Public Accountants on Supplemental Schedules.......      63
     Schedule III -- Condensed Financial Information of Registrant............      64

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the information called for therein is included elsewhere in the financial statements or the notes thereto. Accordingly, such schedules have been omitted.

     (B) Reports on Form 8-K

     None

     (C) Exhibits

     Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits, which is incorporated herein by reference.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULES

To the Board of Directors of Eagle Industries, Inc.

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Eagle Industries, Inc. and Subsidiaries included in this Annual Report on Form 10-K, and have issued our report thereon dated March 10, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the adoption of Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," No. 112, "Employer's Accounting for Postemployment Benefits", and No. 109, "Accounting for Income Taxes", as discussed in Note 2, Note 6 and Note 7 to the consolidated financial statements. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Supplemental Schedule III is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN & CO.

Chicago, Illinois
March 10, 1994

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    EAGLE INDUSTRIES, INC. (PARENT COMPANY)

                                 BALANCE SHEETS

                                                                               DECEMBER 31,
                                                                            ------------------
                                                                             1993        1992
                                                                            ------      ------
                                                                               (DOLLARS IN
                                                                                MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents..............................................   $  0.2      $  3.2
  Other current assets, including tax receivable from affiliate..........     18.5         0.6
                                                                            ------      ------
     Total current assets................................................     18.7         3.8
Property, net............................................................      1.4         1.3
Investment in and advances to subsidiaries, net..........................    429.3       513.0
Other noncurrent assets..................................................     15.8        12.7
                                                                            ------      ------
     Total assets........................................................   $465.2      $530.8
                                                                            ------      ------
                                                                            ------      ------
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses....................................   $ 11.0      $  6.9
Senior subordinated notes................................................    346.9       300.0
Other noncurrent liabilities, including deferred income taxes............     15.2        15.1
                                                                            ------      ------
     Total liabilities...................................................    373.1       322.0
                                                                            ------      ------
Stockholder's equity:
Common stock, par value $.01 per share (1,000 shares authorized, issued
  and outstanding).......................................................       --          --
Paid-in-capital..........................................................    138.7       138.7
Retained earnings........................................................    (37.0)       73.6
Cumulative translation adjustment........................................     (5.0)       (3.5)
Pension liability adjustment.............................................     (4.6)         --
                                                                            ------      ------
     Total stockholder's equity..........................................     92.1       208.8
                                                                            ------      ------
     Total liabilities and stockholder's equity..........................   $465.2      $530.8
                                                                            ------      ------
                                                                            ------      ------

              The accompanying notes to these financial statements
                   are an integral part of these statements.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    EAGLE INDUSTRIES, INC. (PARENT COMPANY)

                               INCOME STATEMENTS

                                                                           FIVE           YEAR ENDED
                                                        YEAR ENDED     MONTHS ENDED        JULY 31,
                                                       DECEMBER 31,    DECEMBER 31,    ----------------
                                                           1993            1992         1992      1991
                                                       ------------    ------------    ------    ------
                                                                        (IN MILLIONS)
Revenues:
  Net sales.........................................     $    6.0         $  1.9       $  6.1    $  6.3
  Interest income, including intercompany...........           --             --          8.9      15.3
  Management fees, intercompany.....................         15.6            6.8         16.6      19.0
  Noncompete fee....................................           --             --           --       4.5
                                                       ------------    ------------    ------    ------
                                                             21.6            8.7         31.6      45.1
                                                       ------------    ------------    ------    ------
Expenses:
  Cost of Sales.....................................          3.8            1.3          3.8       3.9
  Interest..........................................         43.7           17.1         43.3      46.4
  General and administrative........................         15.8            4.0         10.2       8.7
                                                       ------------    ------------    ------    ------
                                                             63.3           22.4         57.3      59.0
                                                       ------------    ------------    ------    ------
Loss from operations before income taxes and equity
  in net income of subsidiaries.....................        (41.7)         (13.7)       (25.7)    (13.9)
Income tax benefit..................................         14.2            4.5          9.5       4.5
Equity in net earnings (loss) of continuing
  subsidiaries......................................        (44.3)           2.7         15.9       6.5
Equity in net loss from operations of discontinued
  subsidiaries......................................         (4.6)          (1.9)        (1.3)     (5.6)
Equity in net gain (loss) on disposal of business...        (24.0)          (3.0)        10.6      35.8
Loss from early retirement of debt, net of taxes....         (8.4)            --           --        --
Cumulative effect of change in accounting principle,
  net of taxes......................................         (1.8)            --         16.9        --
                                                       ------------    ------------    ------    ------
     Net income (loss)..............................     $ (110.6)        $(11.4)      $ 25.9    $ 27.3
                                                       ------------    ------------    ------    ------
                                                       ------------    ------------    ------    ------

              The accompanying notes to these financial statements
                   are an integral part of these statements.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    EAGLE INDUSTRIES, INC. (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                          FIVE            YEAR ENDED
                                                       YEAR ENDED     MONTHS ENDED         JULY 31,
                                                      DECEMBER 31,    DECEMBER 31,     ----------------
                                                          1993            1992          1992      1991
                                                      ------------    -------------    ------    ------
                                                                        (IN MILLIONS)
Operating activities:
  Net income (loss)................................     $ (110.6)        $ (11.4)      $ 25.9    $ 27.3
  Adjustments to reconcile net income (loss) to net
     cash used by operating activities:
     Depreciation and amortization.................          1.6             0.7          1.8       2.5
     Accretion of discount on subordinated debt....          9.2              --           --        --
     Cumulative effect of change in accounting
       principle...................................          1.8              --        (16.9)       --
     Extraordinary loss............................          8.4              --           --        --
     Equity in net (earnings) loss of
       subsidiaries................................         72.9             2.2        (25.2)    (36.7)
     Changes in accrued income taxes...............        (13.6)           (2.6)        (2.1)     (9.8)
     Changes in other operating items..............         (3.6)            3.6          4.5       8.3
                                                      ------------    -------------    ------    ------
     Net cash (used in) provided by operations.....        (33.9)           (7.5)       (12.0)     (8.4)
                                                      ------------    -------------    ------    ------
Investing activities:
  Purchases of property, net.......................         (0.4)           (0.2)        (0.2)     (0.1)
  Capital contributions to subsidiaries............           --              --           --     (46.0)
  Dividends received from subsidiaries.............           --              --           --      50.9
  Advances from subsidiaries, net..................          3.8             8.7         79.0      30.6
                                                      ------------    -------------    ------    ------
     Net cash (used in) provided by investing
       activities..................................          3.4             8.5         78.8      35.4
                                                      ------------    -------------    ------    ------
Financing activities:
  Net proceeds from issuance of subordinated
     notes.........................................        184.0              --           --        --
  Redemption of subordinated notes.................       (156.5)             --           --        --
  Net repayments of long-term debt.................           --              --           --     (20.0)
  Net repayments on long-term revolving credit
     facility......................................           --              --        (57.0)       --
  Net (payment to) advances from affiliates........           --              --        (14.0)     14.4
  Cash dividend paid...............................           --              --           --     (30.0)
  Capital transactions of subsidiary accounted for
     under pooling of interest.....................           --              --           --      (5.6)
                                                      ------------    -------------    ------    ------
     Net cash (used in) provided by financing
       activities..................................         27.5              --        (71.0)    (41.2)
Change in cash and cash equivalents................         (3.0)            1.0         (4.2)    (14.2)
Cash and cash equivalents at beginning of period...          3.2             2.2          6.4      20.6
                                                      ------------    -------------    ------    ------
     Cash and cash equivalents at end of period....     $    0.2         $   3.2       $  2.2    $  6.4
                                                      ------------    -------------    ------    ------
                                                      ------------    -------------    ------    ------

              The accompanying notes to these financial statements
                   are an integral part of these statements.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    EAGLE INDUSTRIES, INC. (PARENT COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     In the parent company only financial statements for Eagle Industries, Inc., (the "Company"), the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. Pursuant to the Restructuring in September 1992, Clevaflex, Inc., formerly a subsidiary of Eagle, was merged into and became an operating division of Eagle. Parent company only financial statements should be read in conjunction with the Company's consolidated financial statements.

(2) DEBT

     As further discussed in Note 5 to the Company's Consolidated Financial Statements, in July 1993, the Company issued $315 million principal amount of Senior Deferred Coupon Notes due 2003 (the "Notes"). The issue price of each Note was $598.97 per $1,000 principal amount at maturity, which represents a yield to July 15, 1998 of 10.5% per annum. Cash interest will not accrue on the Notes prior to July 15, 1998. The proceeds from the issuance of the Notes were used to redeem $151 million principal amount of the Company's 13% Senior Subordinated Notes ("13% Notes"). The 13% Notes were redeemed pursuant to a tender offer at a price of $1,049 per $1,000 principal amount.

     As further discussed in Note 17 to the Company's Consolidated Financial Statements, the Company called for redemption on February 27, 1994, the remaining $149 million of 13% Notes at 104% of their principal amount, plus accrued interest. Proceeds for the redemption were derived from a new senior bank credit facility made available to Eagle Industrial Products Corporation, a newly formed wholly owned subsidiary of the Company and a $50 million capital contribution from GAMI.

(3) COMMITMENTS AND CONTINGENCIES

     See Note 14 to the Company's Consolidated Financial Statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EAGLE INDUSTRIES, INC.

                                          By:         /s/ WILLIAM K. HALL
                                             ----------------------------------
                                                        William K. Hall
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

                SIGNATURE                                  TITLE                        DATE
                ---------                                  -----                        ----
        /s/ WILLIAM K. HALL                    Director, President and Chief       March 28, 1994
- -----------------------------------------      Executive Officer (Principal
           (William K. Hall)                   Executive Officer)

        /s/ SAM A. COTTONE                     Director, Senior Vice               March 28, 1994
- -----------------------------------------      President -- Finance, Chief
           (Sam A. Cottone)                    Financial Officer, and
                                               Treasurer (Principal Financial
                                               and Accounting Officer)

        /s/ ROD DAMMEYER                       Director and Chairman of            March 28, 1994
- -----------------------------------------      the Board of Directors
           (Rod Dammeyer)

        /s/ SHELI Z. ROSENBERG                 Director                            March 28, 1994
- -----------------------------------------
           (Sheli Z. Rosenberg)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                      DOCUMENT DESCRIPTION
- -------    ------------------------------------------------------------------------------------
 3.1       Amended and Restated Articles of Incorporation of the Registrant.
 3.2       Amended and Restated By-laws of the Registrant. (Incorporated by reference to
           Exhibit 2.2 of the Registrant's Registration Statement on Form 8-A filed July 16,
           1992)
 4.1       Indenture dated as of July 1, 1993, including therein the form of Note, between the
           Registrant and Harris Trust and Savings Bank, as Trustee, providing for the 10.5%
           Senior Deferred Coupon Notes due 2003. (Incorporated by reference to the
           Registrant's quarterly report on Form 10-Q for the quarterly period ended June 30,
           1993)
 4.2       Credit Agreement, dated as of January 31, 1994, among Eagle Industrial Products
           Corporation and Chemical Bank as administrative agent, Citicorp North America, Inc.
           as collateral agent and the other banks named therein.
 4.3       Eagle Trade Receivables Master Trust Pooling and Servicing Agreement dated as of
           January 1, 1994, among Centrally Held Eagle Receivables Program, Inc., Eagle
           Industrial Products Corporation and Continental Bank, National Association as
           trustee.
 4.4       Series 1994-1 Supplement, dated as of January 1, 1994 to Eagle Trade Receivable
           Master Trust Pooling and Servicing Agreement.
10.1       Eagle Industries, Inc. Cash Balance Pension Plan. (Incorporated by reference to
           Exhibit 10.9 of the Registrant's Registration Statement on Form S-1, File No.
           33-23585)
10.2       Advantage Retirement Savings Plan. (Incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form S-1, File No. 33-23585)
10.3       Eagle Industries, Inc. Employee Savings Plan, as amended and restated as of January
           1, 1991. (Incorporated by reference to Exhibit 10.6 of the Registrant's Annual
           Report on Form 10-K for the fiscal year ended July 31, 1991.
10.4       Eagle Industries, Inc. 1991 Long Term Incentive Plan. (Incorporated by reference to
           Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1992)
10.5       Letter Agreement, dated as of November 9, 1987, between the Registrant and Gus J.
           Athas. (Incorporated by reference to Exhibit 10.30 of the Registrant's Registration
           Statement on Form S-1, File No. 33-23585)
10.6       Indemnity and Hold Harmless Agreement, entered into as of September 25, 1992, among
           Great American Management and Investment, Inc., Great American Industrial Group,
           Inc. and the Registrant (Incorporated by reference to Exhibit 10.1 of the
           Registrant's Current Report on Form 8-K dated October 16, 1992)
10.7       Disaffiliation Agreement, dated as of September 25, 1992, among Great American
           Management and Investment, Inc., Great American Industrial Group, Inc. and the
           Registrant (Incorporated by reference to Exhibit 10.3 of the Registrant's Current
           Report on Form 8-K dated October 16, 1992)
10.8       Agreement, dated as of September 25, 1992, by and between Great American Management and Investment, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K dated October 16, 1992)
10.9       Asset Purchase Agreement between PLF Acquisition Corporation and O.D.E.
           Manufacturing, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant's
           Current Report on Form 8-K dated May 5, 1992)
10.10      Contribution to Capital Agreement, entered into as of September 25, 1992, by and among Great American Industrial Group, Inc. and the Registrant. (Incorporated by
           reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the
           fiscal year ended July 31, 1992)
10.11      Asset Purchase Agreement, entered into as of September 25, 1992, between Great
           American Leasing Corp. and Great American Management and Investment, Inc.
           (Incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on
           Form 10-K for the fiscal year ended July 31, 1992)
10.12      Purchase And Sale Agreement between Industrie Ottiche Europee, S.p.A. and Falcon
           Manufacturing, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant's
           Current Report on Form 8-K, dated March 10, 1993)
10.13      First Amendment To Purchase And Sale Agreement between Industrie Ottiche Europee
           S.p.A. and Falcon Manufacturing, Inc. (Incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K, dated March 10, 1993)