Form 10-Q
period 1994-03-31
EAGLE INDUSTRIES INC /DE/
filed 1994-05-16
CIK 837486

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

               THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1994

                               OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

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


                         Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                      Yes  [X]  No   [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate  the  number  of  shares  outstanding  of  each  of  the
Registrant's   classes  of  common  stock,  as  of   the   latest
practicable date.

         1,000 shares of Common Stock as of May 1, 1994

                     EAGLE INDUSTRIES, INC.
                            FORM 10-Q
                         MARCH 31, 1994
                              INDEX


PART  I.   Financial Information:

Item   1.  Financial Statements

           Condensed Consolidated Balance Sheets

           Condensed Consolidated Statements of Income

           Condensed Consolidated Statements of Cash Flows

           Notes  to  Condensed  Consolidated  Financial  Statements

Item   2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations

PART II.   Other Information:

Item   6.  Exhibits and Reports on Form 8-K

            EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (dollars in millions)



                                     March 31,     December 31,
                                       1994           1993
                                    -----------    -----------
                                    (Unaudited)
             ASSETS

Current assets:
  Cash and cash equivalents         $    18.0       $    15.1
  Accounts receivable, net               25.5           167.2
  Inventories, net                      193.1           187.2
  Other current assets                  103.4            58.4
  Net assets of discontinued             25.6            38.9
    operations
                                    ---------       ---------
  Total current assets                  365.6           466.8

Property, plant and equipment, net      214.8           218.3
Goodwill                                325.9           328.3
Other long-term assets                   87.2            88.8
                                    ---------       ---------
  Total assets                      $   993.5       $ 1,102.2
                                    =========       =========

  LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion long-term debt    $    24.4       $    18.5
  Accounts payable                       82.4            74.9
  Accrued liabilities                    87.1           109.2
                                    ----------      ----------
  Total current liabilities             193.9           202.6

Senior subordinated notes               203.1           421.9
Other long-term debt                    300.5           219.3
Accrued employee benefit obligations     98.3            96.7
Other long-term liabilities              70.2            69.6
                                    ----------      ----------
  Total liabilities                     866.0         1,010.1



Stockholder's equity:
Common stock                             -               -
Additional paid-in capital              188.7           138.7
Retained earnings                       (52.5)          (37.0)
Cumulative translation adjustments       (4.1)           (5.0)
Pension liability adjustment             (4.6)           (4.6)
                                    ----------      ----------
  Total stockholder's equity            127.5            92.1
                                    ----------      ----------
  Total liabilities and
  stockholder's equity              $   993.5       $ 1,102.2
                                    ==========      ==========



        The accompanying notes are an integral part of these condensed consolidated financial statements.

            EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (dollars in millions)
                           (Unaudited)



                                           Quarter Ended
                                             March 31,
                                          ----------------
                                           1994      1993
                                          -------  -------
                                                  (Restated)

Net sales                                $ 293.1    $ 254.9
Cost of sales                              234.1      204.0
                                         --------   --------
  Gross earnings                            59.0       50.9

Selling and administrative expenses         42.0       33.8
Goodwill amortization                        2.4        2.6
                                         --------   --------
  Operating income                          14.6       14.5

Net interest expense                        12.0       16.6
                                         --------   --------
Income (loss) from continuing
  operations before income taxes             2.6       (2.1)

Provision for income taxes from              1.5        0.9
  continuing operations                  --------   --------

Income (loss) from continuing                1.1       (3.0)
  operations

Discontinued Operations:
  Loss from discontinued
  operations, less income tax
  benefit of $0.7 in 1993                   -          (1.4)
                                         --------   --------
Income (loss) before
  extraordinary item                         1.1       (4.4)

Extraordinary loss from early
  retirement of debt, net of
  income tax benefit of $9.4 in 1994       (16.6)       -
                                         --------   --------

Loss before cumulative effect of
  change in accounting principle           (15.5)      (4.4)


Cumulative effect of change in
  accounting principle                       -         (3.5)
                                         --------   --------
     Net loss                            $ (15.5)   $  (7.9)
                                         ========   ========





         The accompanying notes are an integral part of these condensed consolidated financial statements.

            EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (dollars in millions)
                           (Unaudited)


                                                   Quarter Ended
                                                     March 31,
                                                  ---------------
                                                   1994     1993
                                                  ------   ------
                                                         (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations        $  1.1       $ (3.0)
Adjustments to reconcile income (loss)
from continuing operations
to net cash flow used in operations:
  Depreciation                                     7.7          7.8
  Amortization                                     3.6          4.6
  Accretion of discount on subordinated debt       5.2          -
  Proceeds from sales of accounts receivables    110.3          -
  Cash effects of changes in other
    working capital balances, accrued
    employee benefit obligations, and            (23.8)         3.1
    other long-term liabilities (excluding
    the effects of dispositions of businesses)

    Net cash flow from continuing
      operating activities                       104.1         12.5
    Net cash flow from (used in)
      discontinued operations                      2.9         (8.9)
                                                -------      -------
       Net cash flow from operations             107.0          3.6
                                                -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses                   -           22.9
Capital expenditures                              (5.9)        (5.2)
Other                                             (0.2)         0.6
                                                -------      -------
       Net cash flow (used in) from
         investing activities                     (6.1)        18.3
                                                -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior subordinated debt           (234.1)         -
Repayment of senior credit facilities           (221.1)         -
Capital contribution                              50.0          -
Proceeds from new credit facility                325.0          -
Payments on long-term debt                        (0.4)       (11.1)
Net payment on revolving credit facilities       (17.4)       (25.0)
                                                -------      -------
       Net cash flow used in financing
         activities                              (98.0)       (36.1)
                                                -------      -------
CHANGE IN CASH AND CASH EQUIVALENTS                2.9        (14.2)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                          15.1         31.5
                                                -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $ 18.0       $ 17.3
                                                =======      =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

            EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                      (dollars in millions)
                           (Unaudited)



SUPPLEMENTAL CASH FLOW INFORMATION:
                                                Quarter Ended
                                                  March 31,
                                               1994       1993
                                              ------     ------
CASH PAID (RECEIVED) DURING THE PERIOD FOR
(relating to continuing and
discontinued operations):

Interest                                      $ 14.6     $  9.9
                                              =======    =======

Income taxes                                  $ (0.5)    $ (0.6)
                                              =======    =======






































         The accompanying notes are an integral part of these condensed consolidated financial statements.

            EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1994
                           (Unaudited)



(1)  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION:

     The accompanying unaudited Condensed Consolidated Financial Statements of Eagle Industries, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring adjustments are included for fair presentation. Operating results for the quarter ended March 31, 1994 are not necessarily indicative of results that may be expected for the full year. The unaudited Condensed Consolidated Financial Statements for the quarters ended March 31, 1994 and 1993 should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 1993.

(2)  INVENTORIES

     Inventory consists of the following (in millions):

                                        March 31,     December 31,
                                          1994           1993
                                       -----------    ------------
                                       (Unaudited)



          Raw materials and supplies    $   56.4         $   57.3
          Work in process                   60.4             56.8
          Finished goods                    76.3             73.1
                                        ---------        ---------
                                        $  193.1         $  187.2
                                        =========        =========
(3)  LONG-TERM DEBT

     In January 1994, the Company consummated a refinancing (the "Refinancing"), involving the repayment and redemption of all of its senior bank credit facilities, its 13% Senior
     Subordinated Notes ("13% Notes") and its 13.75% Senior Subordinated Notes ("13.75% Notes"). In January 1994, the senior bank credit facilities were fully repaid and the agreements terminated. The 13% Notes were called for redemption on February 27, 1994 at 104% of their principal amount plus accrued interest. The 13.75% Notes were called for redemption on March 15, 1994 at 105.5% of their principal amount plus accrued interest. The Company recorded an extraordinary pretax charge of $26.0 million in the first quarter of 1994 in connection with the Refinancing. A portion of the proceeds to consummate the Refinancing were derived from a new senior bank credit facility made available to Eagle Industrial Products Corporation, ("Eagle Industrial") a newly formed wholly-owned subsidiary of the Company which owns all of the operating subsidiaries of the Company. Refer to Note 4 for a further discussion of other sources of proceeds for the Refinancing.

     On January 31, 1994, Eagle Industrial entered into a new $425 million senior credit facility with a group of banks (the "Credit Facility"). The Credit Facility consists of:
     (1) a $225 million term loan due in quarterly installments increasing from $6.5 million per quarter during 1994 to $15 million in 1999 commencing with the quarter ending June 30, 1994; (2) a $65 million term loan due in equal quarterly installments aggregating $0.5 million per year in 1994 and 1995, $1 million per year in 1996 through 1999 and $60 million in 2000; and (3) a $135 million revolving credit facility (subject to borrowing base availability) that expires in 1999, which may be extended through 2000.

     Borrowings under the Credit Facility bear interest at alternative floating rate structures, at management's option (5.3% at March 31, 1994), and are secured by substantially all domestic property, plant, equipment, inventory and certain receivables of Eagle Industrial and its subsidiaries. The Credit Facility requires an annual commitment fee of 0.5% on the average daily unused amount of the revolving portion of the Credit Facility. At March 31, 1994, $16 million and $290 million were outstanding under the revolving credit portion and term loan portion of the Credit Facility, respectively. Additionally, the Credit Facility provides for a letter of credit facility of up to $50 million. Borrowing availability under the revolving portion of the Credit Facility is reduced by the outstanding amount of letters of credit. At March 31, 1994, an additional $44.5 million was available to borrow under the Credit Facility.

     The Credit Facility contains various financial covenants, the more restrictive requirements being; the maintenance of minimum levels of net worth; limitations on incurring additional indebtedness; restrictions on the payment of dividends or the making of loans to the Company; maintenance of certain ratios of cash flow to interest expense and indebtedness; maintenance of a minimum level of cash flow to fixed charges; and a prohibition on payments to the Company for management services in excess of $3 million per year. The Company has provided a guarantee as to the repayment of
     amounts    outstanding   under    the    Credit    Facility.
     Additionally, the Credit Facility requires that the Samuel Zell Group (as defined in the Credit Facility) directly or indirectly maintain at least 30% of the voting power to elect members of the board of directors of the Company and that the Company directly own 100% of Eagle Industrial.

     In March 1994, the Company entered into an unsecured revolving credit agreement with GAMI whereby the Company may borrow up to $20.0 million. Advances under this credit facility bear interest at the London Eurodollar Interbank Offered Rate plus 0.75% (4.3% at March 31, 1994). The agreement is scheduled to mature in March 1999, however, GAMI may request partial or full repayment of amounts outstanding by giving not less than three days notice. Amounts outstanding under this facility ($8.0 million at March 31, 1994) are reflected as a component of other long-term debt as advances from affiliates.




     Amounts  outstanding under the Company's Senior Subordinated
     Notes are as follows (in millions):

                                         March 31,      December 31,
                                           1994            1993
                                         -----------    ------------
                                         (Unaudited)


          Senior Deferred Coupon Notes     $  203.1        $  197.9
          13%  Notes                            -             149.0
          13.75% Notes                          -              75.0
                                           ---------       ---------
                                           $  203.1        $  421.9
                                           =========       =========


     Components of other long-term debt are as follows (in millions):

                                            March 31,     December 31,
                                              1994            1993
                                           -----------    ------------
                                           (Unaudited)


          Eagle Industrial Credit Facility   $  306.0        $    -
          Senior Bank Credit Facilities           _             224.0
          Industrial Revenue Bonds
            and Debentures                        4.1             4.1
          Advances from affiliate                 8.0             -
          Other                                   6.8             9.7
                                             ---------       ---------
                                                324.9           237.8
               Less current portion             (24.4)          (18.5)
                                             ---------       ---------
          Total other long-term debt         $  300.5        $  219.3
                                             =========       =========


     The Company and its subsidiaries complied with all covenants of their respective debt agreements at March 31, 1994.

(4)  REFINANCING AND SECURITIZATION

     As discussed in Note 3, in January 1994 the Company consummated the Refinancing. In addition to the establishment of the Credit Facility, proceeds for the Refinancing were derived from a $50 million capital contribution from GAMI and an asset securitization program (the "Securitization") whereby the Company sold certain of its accounts receivable for proceeds of $110.3 million and a residual interest in a trust to which the receivables were transferred. Total cash proceeds for the Refinancing were $485 million.

     In connection with the Securitization, the Company entered into a receivable sale agreement whereby it will sell, with limited recourse, on a continuous basis, an undivided interest in certain of its accounts receivable. Under the agreement, which expires in June 1999, the maximum amount of proceeds which may be accessed through this agreement at any one time is $145 million and is subject to change based on the level of eligible receivables and restrictions on concentration of receivables. At March 31, 1994, uncollected receivables sold under the agreement were $160 million. The cash proceeds for the quarter ended March 31, 1994 of $265 million (including the initial proceeds of $110.3 million) were reported as a component of cash flows from operating activities. The loss on the sale of receivables under this program was $0.7 million in the quarter ended March 31, 1994, and is included in selling and administrative expenses. The difference between the amount of receivables sold and proceeds received at March 31, 1994 was $48.1 million. This residual interest in the trust is reflected in other current assets.

(5)  SUBSEQUENT EVENTS

     On May 13, 1994, Eagle's Board of Directors approved the filing of a registration statement with the Securities and
     Exchange  Commission  in  May  1994  with  respect  to   the
     potential sale of less than 50% of the shares of its Building Products Group in the form of an initial public offering. The consummation of the offering will be subject to consent of Eagle's Board of Directors, consent of lenders, market conditions, satisfactory valuations and other factors. There can be no assurance that the initial public offering will be consummated.

            EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS



     RESULTS OF OPERATIONS

     The following is a discussion of the results of operations of Eagle Industries, Inc. (the "Company") and subsidiaries for the quarter ended March 31, 1994 as compared to the quarter ended March 31, 1993 and should be read in conjunction with the Condensed Consolidated Financial Statements included herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and the audited Consolidated Financial Statements of the Company for the year ended December 31, 1993 included therein.


     The following table shows net sales and operating income by business group (in millions):

                                         Net Sales       Operating Income
                                       -------------     ----------------
                                       Quarter Ended       Quarter Ended
                                         March 31,            March 31,
                                       -------------       --------------
                                       1994     1993       1994      1993
                                       ----     ----       ----      ----
     Building Products Group        $ 100.5  $  75.9     $ 12.5   $   9.4
     Electrical Products Group         45.2     38.4        3.4       2.7
     Industrial Products Group         59.1     64.0        1.5       3.3
     Automotive Products Group         40.9     35.4        1.6       0.7
     Specialty Products Group          47.4     41.2       (0.6)     (0.4)
     Corporate Expenses                 _        _         (3.8)     (1.2)
                                    -------  -------    --------  --------
              Total                 $ 290.8  $ 285.3     $ (2.5)  $  17.8
                                    =======  =======     =======  ========


     NET SALES

     Net sales of $293.1 million for the first quarter of 1994 were $38.2 million or 15.0% higher than net sales for the first quarter of 1993. This increase was primarily due to increased volume in most of the Company's businesses partially offset by declines in the Industrial Products Group.

     Net sales of $100.5 million for the Building Products Group were $24.6 million or 32.3% higher than net sales for the 1993 period. This increase was due to increased volume as a result of increased market penetration by Hart & Cooley in its flexible duct product line, increased sales to Sears, Roebuck and Co. by DeVilbiss Air Power and increased sales of ultra-low-flush toilets by Mansfield. Improved pricing at Hart & Cooley also contributed to the increase.

     Net sales of $45.2 million for the Electrical Products Group were $6.8 million or 17.7% higher than net sales for the 1993 period. This increase was primarily due to increased sales volume at IEP which had lower net sales in the 1993 period as a result of the relocation of its manufacturing facilities in that period. Elastimold had an improvement in volume due to increased housing starts as well as the acquisition of a product line in 1993. Hendrix also had increased volume and to a lesser extent, improved pricing in the quarter.

     Net sales of $59.1 million for the Industrial Products Group were $4.9 million or 7.6% lower than net sales for the 1993 period. This decrease was primarily due to decreased volume at Pfaudler's U.S. and European operations as a result of orders in 1993 which were not repeated in 1994, and to a lesser extent decreased volume at Burns caused by declines in the airline industry.

     Net sales of $40.9 million for the Automotive Products Group were $5.5 million or 15.4% higher than net sales for the 1993 period. This increase was primarily due to increased volume at the automotive parts distribution businesses as a result of increased market penetration as well as lower sales recorded in 1993 due to inclement weather. Denman also contributed to this increase due to price increases established in January 1994 as well as increased market penetration.

     Net sales of $47.4 million for the Specialty Products Group were $6.2 million or 15.2% higher than net sales for the 1993 period. This increase was primarily due to increased volume at Hill partially offset by decreased volume at Caron.

     GROSS EARNINGS

     Gross earnings of $59.0 million were $8.1 million or 15.9% higher than gross earnings for the 1993 period. This increase was primarily due to the higher volume in the 1994 period. Gross margin was 20.1% in 1994 and 20.0% in 1993.

     OPERATING INCOME

     Operating income of $14.6 million for the first quarter of 1994 was essentially unchanged from the 1993 period. Increases in the Building Products, Electrical Products and Automotive Products Group were offset by declines in the Industrial Products Group and increased corporate expenses.

     Operating income of $12.5 million for the Building Products Group was $3.1 million or 34.2% higher than in the 1993 period. This increase was due to the increased volume at all of the Company's businesses within this group. Improved pricing at Hart & Cooley and the increased sales of higher margin ultra-low-flush toilets at Mansfield also contributed to the increase in operating income.

     Operating income of $3.4 million for the Electrical Products
     Group  was  $0.7 million or 25.9% higher than  in  the  1993
     period.   This  increase was primarily due to the  increased
     volume and improved pricing at Hendrix.

     Operating income of $1.5 million for the Industrial Products
     Group  was  $1.8  million or 52.8% lower than  in  the  1993
     period.   This  decrease was primarily due to the  decreased
     volume at Pfaudler.

     Operating income of $1.6 million for the Automotive Products Group was $0.8 million or 117.9% higher than in the 1993 period. This increase was primarily due to increased volume at all of the businesses within this group together with lower manufacturing costs at Denman.

     The  operating  loss  of  $0.6  million  for  the  Specialty
     Products Group was essentially unchanged from the 1993 period. Decreased volume and unfavorable product mix at Caron were partially offset by increased volume at Hill.

     Corporate expenses of $3.8 million were $2.6 million higher than in the 1993 period. This increase was primarily due to $0.7 million of expenses associated with the Company's asset securitization program in 1994. In addition, in 1993 the Company recorded a one time curtailment gain associated with a pension plan as well as a gain on the sale of equity securities.

     INTEREST EXPENSE

     Net interest expense was $12.0 million for the quarter ended March 31, 1994 compared to $16.6 million for the comparable 1993 period, a decrease of $4.6 million or 27.0%. This decrease was primarily due to the overall decrease in the level of debt coupled with the decrease in interest rates associated with the Refinancing which was completed on January 31, 1994.

     PROVISION FOR INCOME TAXES

     The effective tax rate for the first quarter of 1994 and 1993 reflects non-deductible expenses, primarily goodwill amortization and state and non U.S. income taxes.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its debt service, capital expenditure requirements and operating needs through a combination of operating cash flow and external financing. Cash flow from continuing operating activities was $104.1 million and $12.5 million for the three months ended March 31, 1994 and 1993, respectively. The increase was due to proceeds received from the sale of accounts receivable as part of the Company's asset securitization program (the "Securitization"). Excluding the effects of these proceeds, cash flow used by continuing operating activities was $6.2 million for the quarter ended March 31, 1994, compared to a source of $12.5 million in the comparable 1993 period. This decrease was primarily the result of increased working capital requirements.

     In January 1994, the Company consummated a Refinancing (the "Refinancing"), involving the repayment and redemption of all of its subsidiaries senior bank credit facilities, the remaining $149 million of its 13% Senior Subordinated Notes ("13% Notes") and its 13.75% Senior Subordinated Notes
     ("13.75% Notes"). A portion of the proceeds from the Refinancing were derived from a new senior bank credit facility ("Credit Facility") made available to Eagle Industrial Products Corporation, ("Eagle Industrial"), a newly formed wholly-owned subsidiary of the Company which owns all of the operating subsidiaries of the Company. The Company also entered into an asset securitization program whereby it sold certain of its accounts receivable for $110.3 million. In addition, the Company received a capital contribution from Great American Management and Investment, Inc. ("GAMI") of $50 million in connection with the Refinancing. The refinancing of the Company's debt is expected to generate a reduction of interest expense in excess of $20 million in 1994 compared to 1993. In connection with the Refinancing, the Company recorded a pretax extraordinary charge of $26.0 million in the first quarter of 1994.

     The Credit Facility consists of: (1) a $225 million term loan due in quarterly installments increasing from $6.5 million per quarter during 1994 to $15 million in 1999 commencing with the quarter ending June 30, 1994; (2) a $65 million term loan due in equal quarterly installments aggregating $0.5 million per year in 1994 and 1995, $1 million per year in 1996 through 1999 and $60 million in 2000; and (3) a $135 million revolving Credit Facility (subject to borrowing base availability) that expires in 1999, which may be extended through 2000. Borrowings under the Credit Facility bear interest at alternative floating rate structures, at management's option (5.3% at March 31,
     1994), and are secured by substantially all domestic property, plant, equipment, inventory and certain receivables of Eagle Industrial and its subsidiaries. At March 31, 1994, $16.0 million and $290.0 million were outstanding under the revolving credit portion and term loan portion of the Credit Facility, respectively. Additionally, the Credit Facility provides for a letter of credit facility of up to $50 million. Borrowing availability under the revolving portion of the Credit Facility is reduced by the outstanding amount of letters of credit. At March 31, 1994, an additional $44.5 million was available to borrow under the Credit Facility. The Company and its subsidiaries complied with all covenants of their respective debt agreements at March 31, 1994.

     In connection with the Securitization, the Company entered into a receivable sale agreement whereby it will sell, with limited recourse, on a continuous basis, an undivided interest in its accounts receivable. Under the agreement, which expires in June 1999, the maximum amount of proceeds which may be accessed through this agreement at any one time is $145 million and is subject to change based on the level of eligible receivables and restrictions on concentration of receivables. At March 31, 1994, uncollected receivables sold under the agreement were $160 million. The cash proceeds for the quarter ended March 31, 1994 of $265 million (including the initial proceeds of $110.3 million) were reported as a component of cash flows from operating activities. The difference between the amount of receivables sold and proceeds received at March 31, 1994 was $48.1 million. This residual interest in the trust is reflected in other current assets.

     In March 1994, the Company entered into an unsecured revolving credit agreement with its parent, GAMI whereby the Company may borrow up to $20.0 million. Advances under this credit facility bear interest at the London Eurodollar Interbank Offered Rate plus 0.75% (4.3% at March 31, 1994). The agreement is scheduled to mature in March 1999, however, GAMI may request partial or full repayment of amounts outstanding by giving not less than three days notice. Advances under this agreement were $8.0 million at March 31, 1994.

     Management believes that cash flow from continuing operations along with availability under the Credit Facility will be sufficient to pay interest on outstanding debt, meet current maturities, pay income taxes, fund capital expenditures and meet other operating needs.

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits:

          None

     b)   Reports on Form 8-K

          None
                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                        EAGLE INDUSTRIES, INC.




                                   By:  /s/ Sam A. Cottone
                                        ------------------------
                                        Sam A. Cottone
                                        Senior Vice President and
                                        Chief Financial Officer



Dated:  May 16, 1994