Form 10-Q/A
period 1994-03-31
EAGLE INDUSTRIES INC /DE/
filed 1994-05-17
CIK 837486

                            FORM 10-Q/A

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

                     EAGLE INDUSTRIES, INC.
                            FORM 10-Q/A
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

            EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (dollars in millions)
                           (Unaudited)


                                                   Quarter Ended
                                                     March 31,
                                                  ---------------
                                                   1994     1993
                                                  ------   ------
                                                         (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations        $  1.1       $ (3.0)
Adjustments to reconcile income (loss)
from continuing operations
to net cash flow used in operations:
  Depreciation                                     7.7          7.8
  Amortization                                     3.6          4.6
  Accretion of discount on subordinated debt       5.2          -
  Proceeds from sales of accounts receivables    110.3          -
  Cash effects of changes in other
    working capital balances, accrued
    employee benefit obligations, and
    other long-term liabilities (excluding
    the effects of dispositions of businesses)   (23.8)         3.1
                                                 ------      ------
    Net cash flow from continuing
      operating activities                       104.1         12.5
    Net cash flow from (used in)
      discontinued operations                      2.9         (8.9)
                                                -------      -------
       Net cash flow from operations             107.0          3.6
                                                -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses                   -           22.9
Capital expenditures                              (5.9)        (5.2)
Other                                             (0.2)         0.6
                                                -------      -------
       Net cash flow (used in) from
         investing activities                     (6.1)        18.3
                                                -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior subordinated debt           (234.1)         -
Repayment of senior credit facilities           (221.1)         -
Capital contribution                              50.0          -
Proceeds from new credit facility                325.0          -
Payments on long-term debt                        (0.4)       (11.1)
Net payment on revolving credit facilities       (17.4)       (25.0)
                                                -------      -------
       Net cash flow used in financing
         activities                              (98.0)       (36.1)
                                                -------      -------
CHANGE IN CASH AND CASH EQUIVALENTS                2.9        (14.2)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                          15.1         31.5
                                                -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $ 18.0       $ 17.3
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


     The following table shows net sales and operating income by business group (in millions):

                                         Net Sales       Operating Income
                                       -------------     ----------------
                                       Quarter Ended       Quarter Ended
                                         March 31,            March 31,
                                       -------------       --------------
                                       1994     1993       1994      1993
                                       ----     ----       ----      ----
     Building Products Group        $ 100.5  $  75.9     $ 12.5   $   9.4
     Electrical Products Group         45.2     38.4        3.4       2.7
     Industrial Products Group         59.1     64.0        1.5       3.3
     Automotive Products Group         40.9     35.4        1.6       0.7
     Specialty Products Group          47.4     41.2       (0.6)     (0.4)
     Corporate Expenses                 _        _         (3.8)     (1.2)
                                    -------  -------    --------  --------
              Total                 $ 293.1  $ 254.9     $ 14.6   $  14.5
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



Dated:  May 17, 1994