Form 10-Q
period 1994-06-30
EAGLE INDUSTRIES INC /DE/
filed 1994-08-15
CIK 837486

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

                                       OR

(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                1,000 shares of Common Stock as of August 1, 1994

                             EAGLE INDUSTRIES, INC.
                                    FORM 10-Q
                                  JUNE 30, 1994
                                      INDEX


PART I.   Financial Information:

Item   1. Financial Statements

     Condensed Consolidated Balance Sheets

     Condensed Consolidated Statements of Income

     Condensed Consolidated Statements of Cash Flows

     Notes to Condensed Consolidated Financial Statements

Item   2. Management's Discussion and Analysis
     of Results of Operations and Financial Condition

PART II.  Other Information:

Item   5. Other Information

Item   6. Exhibits and Reports on Form 8-K

                     EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)



                                            JUNE 30,     DECEMBER 31,
                                             1994            1993
                                          (UNAUDITED)     (RESTATED)

                ASSETS

Current assets:
  Cash and cash equivalents                $   17.9      $    4.4
  Accounts receivable, net                     25.5         109.0
  Inventories, net                            119.5         112.0
  Other current assets                         87.1          44.9
  Net assets of discontinued
   operations                                  42.1         173.7
  Total current assets                        292.1         444.0

Property, plant and equipment, net            156.7         158.9
Goodwill                                      294.7         299.0
Other long-term assets                        119.3          82.9
  Total assets                             $  862.8      $  984.8


 LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion long-term debt           $   27.4      $   17.8
  Accounts payable                             63.2          50.1
  Accrued liabilities                          82.9          68.8
  Total current liabilities                   173.5         136.7

Senior subordinated notes                     208.3         421.9
Other long-term debt                          246.2         217.3
Accrued employee benefit obligations           51.6          47.9
Other long-term liabilities                    82.5          68.9
  Total liabilities                           762.1         892.7

Stockholder's equity:
Common stock                                  ----          ----
Additional paid-in capital                    188.7         138.7
Accumulated deficit                           (80.5)        (37.0)
Cumulative translation adjustments             (2.9)         (5.0)
Pension liability adjustment                   (4.6)         (4.6)
  Total stockholder's equity                  100.7          92.1
  Total liabilities and stockholder's
   equity                                  $  862.8      $  984.8







                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                     EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)



                                       QUARTER ENDED         SIX MONTHS ENDED
                                          JUNE 30,                JUNE 30,
                                      1994       1993         1994    1993
                                              (RESTATED)           (RESTATED)

Net sales                           $  233.2   $  191.8   $  438.0   $  361.5
Cost of sales                          181.6      150.5      342.7      285.8

  Gross earnings                        51.6       41.3       95.3       75.7

Selling and administrative expenses     34.5       23.3       62.4       44.1
Goodwill amortization                    2.2        2.2        4.4        4.4
  Operating income                      14.9       15.8       28.5       27.2

Net interest expense                     9.1       16.5       20.8       31.1

Income (loss) from continuing
 operations before income taxes          5.8       (0.7)       7.7       (3.9)

Provision (benefit) for income
 taxes from continuing operations        2.5       (1.0)       3.6       (0.9)

Income (loss) from continuing
 operations                              3.3        0.3        4.1       (3.0)

Discontinued Operations:
  Loss from discontinued
   operations, less income tax
   benefit of $1.1 and $0.7,
   respectively in the quarter and
   six months ended June, 1994 and
   $0.5 and $0.4, respectively for
   the quarter and six months ended
   June, 1993                           (4.1)      (0.7)      (3.8)      (1.3)

  Loss on disposal of businesses,
   net of applicable income tax
   benefit of $7.9                     (27.2)      ----      (27.2)      ----

Loss before extraordinary item         (28.0)      (0.4)     (26.9)      (4.3)

Extraordinary loss from early
  retirement of debt, net of income
  tax benefit of $9.4 in 1994           ----       ----      (16.6)      ----

Loss before cumulative effect of
 change in accounting principle        (28.0)      (0.4)     (43.5)      (4.3)

Cumulative effect of change in
 accounting principle                   ----       ----       ----       (4.0)

     Net loss                       $  (28.0)  $   (0.4)  $  (43.5)  $   (8.3)



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                     EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)



                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                     1994        1993
                                                              (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations           $  4.1     $  (3.0)
Adjustments to reconcile income (loss) from
 continuing operations to net cash flow used in
 operations:
     Depreciation                                    11.4        10.7
     Amortization                                     6.4         8.1
     Accretion of discount on subordinated debt      10.5        ----
     Proceeds from sales of accounts receivable     110.3        ----
     Cash effects of changes in other working
      capital balances, accrued employee benefit
      obligations, and other long-term liabilities
      (excluding the effects of dispositions of
      businesses)                                    (2.8)      (11.5)

       Net cash flow from continuing operating
        activities                                  139.9         4.3
       Net cash flow used in discontinued
        operations                                  (20.9)       (3.6)
       Net cash flow from operations                119.0         0.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses                     59.9        22.9
Capital expenditures                                 (9.5)       (9.0)
Other                                                (9.2)       (4.4)
       Net cash flow from investing activities       41.2         9.5

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior subordinated debt              (234.1)       ----
Repayment of senior credit facilities              (221.1)       ----
Capital contribution                                 50.0        ----
Proceeds from new credit facility                   325.0        ----
Payments on long-term debt                          (25.1)      (13.6)
Net (payment) borrowing on revolving credit
  facilities                                        (41.4)       31.0
       Net cash flow from (used in) financing
        activities                                 (146.7)       17.4

CHANGE IN CASH AND CASH EQUIVALENTS                  13.5        27.6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        4.4        12.7
CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 17.9     $  40.3










                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                     EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1994
                                   (UNAUDITED)



(1) SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION:

    The accompanying unaudited Condensed Consolidated Financial Statements of Eagle Industries, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring adjustments are included for fair presentation. Operating results for the quarter and six months ended June 30, 1994 are not necessarily indicative of results that may be expected for the full year. The unaudited Condensed Consolidated Financial Statements for the quarters and six months ended June 30, 1994 and 1993 should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 1993. The historical statements of the Company have been restated for companies being reported as discontinued operations.

(2) DISCONTINUED OPERATIONS

    During the quarter ended June 30, 1994, the Company decided to pursue the sales of certain of the businesses in the Industrial Products Group and all of the businesses in the Specialty Products Group. As a result of this decision, the Company has reflected the net assets and results of operation of Pfaudler, Inc. (worldwide operations) ("Pfaudler"), Chemineer, Inc. ("Chemineer"), Hill Refrigeration, Inc. ("Hill"), Caron International, Inc. ("Caron") and Gerry Sportswear, Inc. ("Gerry") as discontinued operations. The Company recorded a pretax provision of $53.2 million and applicable tax benefits of $12.9 million in the quarter ended June 30, 1994 for estimated losses from operations and the ultimate disposition of Hill, Caron and Gerry. In addition, the Company recorded a pretax provision of $6.8 million and applicable tax benefits of $2.5 million, related to Lapp Insulator Company which has been previously reported as a discontinued operation. The Company also recorded pretax charges of $5.8 million and applicable tax benefits of $2.3 million to establish additional self-insurance reserves for businesses previously sold by the Company.

    In June 1994, the Company sold the stock of Pfaudler and Chemineer to Robbins & Myers, Inc. The Company received cash proceeds of $59.9 million and a $50.0 million, 5.5%, subordinated note (which the Company recorded at a discounted value of $40.0 million). In addition, the Company received stock appreciation rights with respect to 2.0 million shares of common stock of Robbins & Myers, Inc. The Company recorded a pretax gain of $30.7 million, and applicable taxes of $9.8 million with respect to the sale of these businesses. In August 1994, the Company completed the sale of certain assets and liabilities of Hill to an indirect subsidiary of Dover Corporation for cash proceeds of $8.8 million. In connection with the sale, the Company's parent, Great American Management and Investment, Inc. ("GAMI") guaranteed in favor of the buyer (i) all of the obligations of Hill not assumed by the buyer for a period of six years up to a limit of $6.5 million, and (ii) on an unsecured basis, and without limitation to time, Hill's liabilities for environmental matters and pension and retiree medical benefits.


    The following table summarizes key financial data related to the discontinued operations of Lapp (1993), Chemineer, Pfaudler, Caron, Gerry and Hill (in millions):

                                                SIX MONTHS ENDED
                                                    JUNE 30,
                                                1994        1993

          Net sales                          $  162.9    $  221.1
          Operating income (loss)                (3.0)        2.3
          Allocated interest expense              1.5         4.5
          Income tax benefit applicable
           to discontinued businesses            (0.7)       (0.4)
          Change in accounting principle         ----         0.5
          Loss from operations of
           discontinued businesses,
           net of applicable income taxes        (3.8)       (1.3)

    The net current assets of discontinued operations included in the Condensed Consolidated Balance Sheet at June 30, 1994 and December 31, 1993 amounted to $42.1 million and $173.7 million, respectively, and consisted primarily of cash, trade receivables, inventories, property, plant and equipment and goodwill net of trade payables, accrued liabilities and accrued employee benefit obligations. These amounts have all been classified as current based on the intent to dispose of them within one year.

(3) INVENTORIES

    Inventory consists of the following (in millions):

                                        JUNE 30,     DECEMBER 31,
                                          1994           1993
                                      (UNAUDITED)     (RESTATED)

          Raw materials and supplies   $   38.5        $   36.1
          Work in process                  28.6            25.1
          Finished goods                   52.4            50.8
                                       $  119.5        $  112.0

(4) LONG-TERM DEBT

    In January 1994, the Company consummated a refinancing (the "Refinancing"), involving the repayment and redemption of all of its senior bank credit facilities, its 13% Senior Subordinated Notes ("13% Notes") and its 13.75% Senior Subordinated Notes ("13.75% Notes"). In January 1994, the senior bank credit facilities were fully repaid and the agreements terminated.
    The 13% Notes were called for redemption on February 27, 1994 at 104% of their principal amount plus accrued interest. The 13.75% Notes were called for redemption on March 15, 1994 at 105.5% of their principal amount plus accrued interest. The Company recorded an extraordinary pretax charge of $26.0 million in the first quarter of 1994 in connection with the Refinancing. A portion of the proceeds to consummate the Refinancing were derived from a new senior bank credit facility made available to Eagle Industrial Products Corporation, ("Eagle Industrial") a newly formed wholly-owned subsidiary of the Company which owns all of the operating subsidiaries of the Company. Refer to Note 5 for a further discussion of other sources of proceeds for the Refinancing.


    On January 31, 1994, Eagle Industrial entered into a new $425 million senior credit facility consisting of a $290 million term loan and a $135 million revolving credit facility with a group of banks (the "Credit Facility"). As a result of the sale of Pfaudler and Chemineer, an additional term loan payment of $18.0 million was made and the Credit Facility was amended. At June 30, 1994, the Credit Facility consists of:
    (i) a $204.5 million term loan due in quarterly installments increasing from $5.9 million per quarter during 1994 to $13.8 million in 1999 commencing with the quarter ending September 30, 1994; (ii) a $60.8 million term loan due in equal quarterly installments aggregating $0.3 million in 1994, $0.5 million in 1995, $0.9 million per year in 1996 through 1999 and $56.3 million in 2000; and (iii) a $135 million revolving credit facility (subject to borrowing base availability) that expires in 1999, which may be extended through 2000.

    Borrowings under the Credit Facility bear interest at alternative floating rate structures, at management's option (6.4% at June 30, 1994), and are secured by substantially all domestic property, plant, equipment, inventory and certain receivables of Eagle Industrial and its subsidiaries. The Credit Facility requires an annual commitment fee of 0.5% on the average daily unused amount of the revolving portion of the Credit Facility. At June 30, 1994, the revolving credit portion was unused and $265.3 million was outstanding under the term loan portion of the Credit Facility. Additionally, the Credit Facility provides for a letter of credit facility of up to $50 million. Borrowing availability under the revolving portion of the Credit Facility is reduced by the outstanding amount of letters of credit. At June 30, 1994, an additional $51.5 million was available to borrow under the Credit Facility.

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

    In March 1994, the Company entered into an unsecured revolving credit agreement with GAMI whereby the Company may borrow up to $20.0 million. Advances under this credit facility bear interest at the London Eurodollar Interbank Offered Rate plus 0.75%. The agreement is scheduled to mature in March 1999, however, GAMI may request partial or full repayment of amounts outstanding by giving not less than three days notice. There were no amounts outstanding under this facility at June 30, 1994.

    Amounts outstanding under the Company's Senior Subordinated Notes are as follows (in millions):

                                          JUNE 30,     DECEMBER 31,
                                            1994           1993
                                        (UNAUDITED)

          Senior Deferred Coupon Notes   $  208.3      $  197.9
          13% Notes                         ----          149.0
          13.75% Notes                      ----           75.0
                                         $  208.3      $  421.9

    Components of other long-term debt are as follows (in millions):

                                               JUNE 30,     DECEMBER 31,
                                                 1994           1993
                                             (UNAUDITED)     (RESTATED)

          Eagle Industrial Credit Facility    $  265.3       $ ----
          Senior Bank Credit Facilities          ----           224.0
          Industrial Revenue Bonds and
          Debentures                               2.6            2.5
          Other                                    5.7            8.6
                                                 273.6          235.1
               Less current portion              (27.4)         (17.8)
          Total other long-term debt          $  246.2       $  217.3

    The Company and its subsidiaries complied with all covenants of their respective debt agreements at June 30, 1994.

(5) REFINANCING AND SECURITIZATION

    As discussed in Note 4, in January 1994 the Company consummated the Refinancing. In addition to the establishment of the Credit Facility, proceeds for the Refinancing were derived from a $50 million capital contribution from GAMI and an asset securitization program (the "Securitization") whereby the Company sold certain of its accounts receivable for proceeds of $110.3 million and a residual interest in a trust to which the receivables were transferred. Total cash proceeds for the Refinancing were $485 million.

    In connection with the Securitization, the Company entered into a receivable sale agreement whereby it will sell, with limited recourse, on a continuous basis, an undivided interest in certain of its accounts receivable. Under the agreement, which expires in June 1999, the maximum amount of proceeds which may be accessed through this agreement at any one time is $145 million and is subject to change based on the level of eligible receivables and restrictions on concentration of receivables. At June 30, 1994, uncollected receivables sold under the agreement were $152.6 million. The cash proceeds for the period ended June 30, 1994 of $578.8 million (including the initial proceeds of $110.3 million) were reported as a component of cash flows from operating activities. The loss on the sale of receivables under this program was $2.1 million and $1.4 million in the six months and three months ended June 30, 1994, respectively, and is included in selling and administrative expenses. The difference between the amount of receivables sold and proceeds received at June 30, 1994 was $38.5 million. This residual interest in the trust is reflected in other current assets.

(6) OTHER

    In June 1994, the Company recorded pretax charges of $6.0 million to establish additional self-insurance reserves related to continuing operations. In addition, as discussed in Note 2, the Company recorded pretax charges of $5.8 million and applicable tax benefits of $2.3 million to establish additional self-insurance reserves for businesses previously sold by the Company. These revisions in estimated self-insurance reserves for workers' compensation, product liability and general liability were the result of a comprehensive review of existing self-insurance reserves related to continuing operations and retained liabilities related to previously owned businesses.

                     EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION



    RESULTS OF OPERATIONS

    The following is a discussion of the results of operations of Eagle Industries, Inc. (the "Company") and subsidiaries for the quarter and six months ended June 30, 1994 as compared to the quarter and six months ended June 30, 1993 and should be read in conjunction with the Condensed Consolidated Financial Statements included herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and the audited Consolidated Financial Statements of the Company for the year ended December 31, 1993 included therein.

    As discussed in Note 2, the Company decided to pursue the sales of all the businesses in the Specialty Products Group and sold certain businesses in the Industrial Products Group. As a result, the Company has three reportable segments. The operations of Burns Aerospace are now combined with Corporate.

    QUARTER ENDED JUNE 30, 1994 COMPARED TO THE QUARTER ENDED JUNE 30, 1993

    The following table shows net sales and operating income by business group (in millions):

                                             NET SALES       OPERATING INCOME
                                           QUARTER ENDED      QUARTER ENDED
                                             JUNE 30,             JUNE 30,
                                           1994      1993     1994      1993

          Building Products Group       $  112.1   $  88.5   $  12.1   $  11.8
          Electrical Products Group         51.4      43.7       5.7       4.4
          Automotive Products Group         46.6      42.6       2.0       2.2
          Corporate and Other               23.1      17.0      (4.9)     (2.6)

              Total                     $  233.2   $ 191.8   $  14.9   $  15.8

    NET SALES

    Net sales of $233.2 million for the second quarter of 1994 were $41.4 million or 21.6% higher than net sales for the second quarter of 1993. This increase was primarily due to increased volume in most of the Company's businesses.

    Net sales of $112.1 million for the Building Products Group were $23.6 million or 26.8% higher than net sales for the 1993 period. This increase was due to increased volume as a result of increased market penetration by Hart & Cooley in its flexible duct product line, and to a lesser extent improved pricing, increased sales to Sears Roebuck and Co. by DeVilbiss Air Power and increased sales of ultra-low-flush toilets by Mansfield.

    Net sales of $51.4 million for the Electrical Products Group were $7.7 million or 17.5% higher than net sales for the 1993 period. This increase was primarily due to increased volume at Elastimold due to an improvement in the economy and a product line acquisition in 1993. Hendrix also contributed to the increase due to increased volume.

    Net sales of $46.6 million for the Automotive Products Group were $4.0 million or 9.6% higher than net sales for the 1993 period. This increase was primarily due to increased volume at the automotive parts distribution businesses as a result of increased market penetration.

    Other net sales of $23.1 million were $6.1 million or 35.7% higher than net sales for the 1993 period. This increase was primarily due to shipments under a major order at Burns Aerospace.

    GROSS EARNINGS

    Gross earnings of $51.6 million were $10.3 million or 24.8% higher than gross earnings for the 1993 period. This increase was primarily due to the higher volume in the 1994 period. Gross margin was 22.1% in 1994 and 21.5% in 1993.

    OPERATING INCOME

    Operating income of $14.9 million for the second quarter of 1994 was $0.9 million or 5.7% lower than operating income for the comparable period in 1993. Increases in the Building Products and Electrical Products Group were offset by declines in the Automotive Products Group and increased corporate and other expenses due primarily to $6.5 million of charges recorded to establish self-insurance reserves.

    Operating income of $12.1 million for the Building Products Group was $0.3 million or 2.8% higher than in the 1993 period. This increase was due to the increased volume at all of the Company's businesses within this group. Improved pricing at Hart & Cooley and the increased sales of higher margin ultra-low-flush toilets at Mansfield also contributed to the increase in operating income. These increases were partially offset by $3.6 million of charges to establish self-insurance reserves.

    Operating income of $5.7 million for the Electrical Products Group was $1.3 million or 30.4% higher than in the 1993 period. This increase was primarily due to the increased volume at Elastimold and Hendrix partially offset by declines at IEP and $0.8 million of charges recorded in 1994 to establish self-insurance reserves.

    Operating income of $2.0 million for the Automotive Products Group was $0.2 million or 8.2% lower than in the 1993 period. This decrease was primarily due to $0.5 million of charges recorded to establish self-insurance reserves.

    Corporate and other expenses of $4.9 million were $2.3 million higher than in the 1993 period. This increase was primarily due to $1.4 million of expenses associated with the Company's asset securitization program in 1994 as well as $1.6 million of charges for self-insurance reserves.

    INTEREST EXPENSE

    Net interest expense was $9.1 million for the quarter ended June 30, 1994 compared to $16.5 million for the comparable 1993 period, a decrease of $7.4 million or 44.8%. This decrease was primarily due to the overall decrease in the level of debt coupled with the decrease in interest rates associated with the Refinancing which was completed on January 31, 1994.

    PROVISION FOR INCOME TAXES

    The effective tax rate for the first quarter of 1994 reflects non-deductible expenses, primarily goodwill amortization and state and non U.S. income taxes.



    SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
    1993

    The following table shows net sales and operating income by business group (in millions):

                                             NET SALES        OPERATING INCOME
                                         SIX MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,             JUNE 30,
                                          1994      1993       1994     1993

          Building Products Group     $  212.6   $  164.4   $  24.6   $  21.1
          Electrical Products Group       96.5       82.1       9.1       7.1
          Automotive Products Group       87.5       77.9       3.6       2.9
          Corporate and Other             41.4       37.1      (8.8)     (3.9)

              Total                   $  438.0   $  361.5   $  28.5   $  27.2

    NET SALES

    Net sales of $438.0 million for the six months ended June 30, 1994 were $76.5 million or 21.1% higher than net sales for the comparable period in 1993. This increase was primarily due to increased volume at most of the Company's businesses with the most significant increases in the Building Products Group.

    Net sales of $212.6 million for the Building Products Group were $48.2 million or 29.3% higher for the first six months of 1994 compared to the first six months of 1993. This increase was primarily due to increased volume at Hart & Cooley in its flexible duct product line due to increased market penetration and the improved residential market, increased sales to Sears Roebuck and Co. by DeVilbiss Air Power and increased sales of ultra-low-flush toilets by Mansfield.

    Net sales of $96.5 million for the Electrical Products Group were $14.4 million or 17.6% higher in the first six months of 1994 compared to the first six months of 1993. This increase was primarily due to increased volume at Elastimold as a result of an improvement in the economy as well as the acquisition of a product line in 1993. Hendrix and IEP also had improvements in volume which contributed to the increase.

    Net sales of $87.5 million for the Automotive Products Group were $9.6 million or 12.2% higher in the first six months of 1994 compared to the first six months of 1993. This increase was primarily due to increased volume at the automotive parts distribution businesses as a result of new distribution channels and increased market penetration. Denman also contributed to the increase due to price increases established in January 1994 and increased volume.

    Other net sales increased $4.3 million or 11.5% compared to 1993. This increase was primarily due to shipments under a major order at Burns Aerospace.

    GROSS EARNINGS

    Gross earnings of $95.3 million were $19.6 million or 25.8% higher than gross earnings for the first six months of 1993. This increase was primarily due to the increased volume in the 1994 period. Gross margin was 21.8% in the first six months of 1994 compared to 21.0% in the comparable 1993 period.

    OPERATING INCOME

    Operating income of $28.5 million for the six months ended June 30, 1994 was $1.3 million or 4.8% higher than operating income for the comparable period in 1993. This increase was due to increases at most of the Company's businesses partially offset by increased corporate expenses due primarily to $6.9 million of charges recorded to establish self-insurance reserves.

    Operating income of $24.6 million for the Building Products Group was $3.5 million or 16.7% higher than in the 1993 period. This increase was primarily due to increased volume at all of the Company's businesses within this group as well as improved pricing at Hart & Cooley. The contribution of increased sales of higher margin ultra-low-flush toilets at Mansfield was partially offset by competitive pricing. These increases were partially offset by $3.9 million of charges to establish self-insurance reserves.

    Operating income of $9.1 million for the Electrical Products Group was $2.0 million or 28.7% higher than in the 1993 period. This increase was primarily due to increased volume at most of the businesses within this group partially offset by charges of $0.9 million recorded in 1994 to establish self-insurance reserves.

    Operating income of $3.6 million for the Automotive Products Group was $0.7 million or 22.4% higher than in the 1993 period. This increase was due to increased volume at all the businesses within this group partially offset by charges of $0.5 million recorded in 1994 to establish self-insurance reserves.

    Corporate and other expenses of $8.8 million were $4.9 million higher than in the 1993 period. This increase was primarily due to $1.6 million of charges recorded to establish self-insurance reserves and $2.1 million of expenses associated with the Company's asset securitization program. In addition, in 1993, the Company recorded a one time curtailment gain associated with a pension plan as well as a gain on the sale of equity securities which totaled $1.7 million.

    INTEREST EXPENSE

    Net interest expense was $20.8 million for the six months ended June 30, 1994 compared to $31.1 million for the comparable 1993 period. This decrease was primarily due to the overall decrease in the level of debt coupled with the decrease in interest rates associated with the Refinancing which was completed on January 31, 1994.

    PROVISION FOR INCOME TAXES

    The effective tax rate for the six months ended June 30, 1994 reflects non-deductible expenses, primarily goodwill amortization and state income taxes.

    DISCONTINUED OPERATIONS

    During the quarter ended June 30, 1994, the Company decided to pursue the sales of certain of the businesses in the Industrial Products Group and all of the businesses in the Specialty Products Group. As a result of this decision, the Company has reflected the net assets and results of operation of Pfaudler, Inc. (worldwide operations) ("Pfaudler"), Chemineer, Inc. ("Chemineer"), Hill Refrigeration, Inc. ("Hill"), Caron International, Inc. ("Caron") and Gerry Sportswear, Inc. ("Gerry") as discontinued operations. The Company recorded a pretax provision of $53.2 million and applicable tax benefits of $12.9 million in the quarter ended June 30, 1994 for estimated losses from operations and the ultimate disposition of Hill, Caron and Gerry. Net losses recorded by these businesses were $4.1 million and $3.8 million for the quarter and six months ended June 30, 1994, respectively. In addition, the Company recorded a pretax provision of $6.8 million and applicable tax benefits of $2.5 million, related to Lapp Insulator Company which has been previously reported as a discontinued operation. The Company also recorded pretax charges of $5.8 million and applicable tax benefits of $2.3 million to establish additional self-insurance reserves for businesses previously sold by the Company. These revisions in estimated self-insurance reserves for workers' compensation, product liability and general liability were the result of a comprehensive review of existing self-insurance reserves related to continuing operations and retained liabilities related to previously owned businesses.

    In June 1994, the Company sold the stock of Pfaudler and Chemineer to Robbins & Myers, Inc. The Company received cash proceeds of $59.9 million and a $50.0 million, 5.5%, subordinated note (which the Company recorded at a discounted value of $40.0 million). In addition, the Company received stock appreciation rights with respect to 2.0 million shares of common stock of Robbins & Myers, Inc. The Company recorded a pretax gain of $30.7 million, and applicable taxes of $9.8 million with respect to the sale of their businesses. In August 1994, the Company completed the sale of certain assets of Hill to an indirect subsidiary of Dover Corporation for cash proceeds of $8.8 million. The Company is pursuing the sales of Caron, Gerry and Lapp.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically met its debt service, capital expenditure requirements and operating needs through a combination of operating cash flow and external financing. Cash flow from continuing operating activities was $139.9 million and $4.3 million for the six months ended June 30, 1994 and 1993, respectively. The increase was primarily due to proceeds received from the sale of accounts receivable as part of the Company's asset securitization program (the "Securitization"). Excluding the effects of these proceeds, cash flow from continuing operating activities was $29.6 million for the quarter ended June 30, 1994, compared to $4.3 million in the comparable 1993 period. This increase was primarily due to the increased level of operating income, improved working capital management and a reduction in the amount of interest paid as a result of the Refinancing described in Note 4 of the Company's Condensed Consolidated Financial Statements.

    At June 30, 1994, the Credit Facility consists of: (i) a $204.5 million term loan due in quarterly installments increasing from $5.9 million per quarter during 1994 to $13.8 million in 1999 commencing with the quarter ending September 30, 1994; (ii) a $60.8 million term loan due in equal quarterly installments aggregating $0.3 million in 1994, $0.5 million in 1995, $0.9 million per year in 1996 through 1999 and $56.3 million in 2000; and (iii) a $135 million revolving credit facility (subject to borrowing base availability) that expires in 1999, which may be extended through 2000.

    Borrowings under the Credit Facility bear interest at alternative floating rate structures, at management's option (6.4% at June 30, 1994), and are secured by substantially all domestic property, plant, equipment, inventory and certain receivables of Eagle Industrial and its subsidiaries. At June 30, 1994, the revolving credit portion was unused and $265.3 million was outstanding under the term loan portion of the Credit Facility. Additionally, the Credit Facility provides for a letter of credit facility of up to $50 million. Borrowing availability under the revolving portion of the Credit Facility is reduced by the outstanding amount of letters of credit. At June 30, 1994, an additional $51.5 million was available to borrow under the Credit Facility. The Company and its subsidiaries complied with all covenants of their respective debt agreements at June 30, 1994.

    In March 1994, the Company entered into an unsecured revolving credit agreement with its parent, GAMI whereby the Company may borrow up to $20.0 million. Advances under this credit facility bear interest at the London Eurodollar Interbank Offered Rate plus 0.75%. The agreement is scheduled to mature in March 1999, however, GAMI may request partial or full repayment of amounts outstanding by giving not less than three days notice. There were no amounts outstanding under this facility at June 30, 1994.

    Management believes that cash flow from continuing operations along with availability under the Credit Facility will be sufficient to pay interest on outstanding debt, meet current maturities, pay income taxes, fund capital expenditures and meet other operating needs.

PART II.  OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

    Effective August 5, 1994, Eagle Industries, Inc. (the "Company") sold certain assets and liabilities of Hill Refrigeration, Inc. ("Hill") to an indirect subsidiary of Dover Corporation pursuant to an Asset Purchase Agreement (the "Agreement") dated August 5, 1994. Hill is a manufacturer of commercial refrigeration equipment. Under the terms of the Agreement, total consideration received amounted to $8.8 million in cash.

    The proforma effects of reporting this business as a discontinued operation is included in the Condensed Consolidated Financial Statements of the Company included herein.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         2.1 Asset Purchase Agreement among Hill Phoenix, Inc., Refrigeration Systems, Inc., Phoenix Refrigeration Systems, Inc., Dover Diversified, Inc., Hill Refrigeration, Inc and Eagle Industries, Inc.

     b)  Reports on Form 8-K

         Current Report on Form 8-K dated June 30, 1994 regarding the sale of
         Pfaudler (United States),     Inc. and Chemineer, Inc. to Robbins &
         Myers, Inc.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                        EAGLE INDUSTRIES, INC.




                                   By:  /s/ Sam A. Cottone
                                        _____________________

                                        Sam A. Cottone
                                        Senior Vice President and
                                        Chief Financial Officer



Dated:  August 15, 1994