Form 10-Q
period 1994-09-30
EAGLE INDUSTRIES INC /DE/
filed 1994-11-14
CIK 837486

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1994

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

               1,000 shares of Common Stock as of November 1, 1994

                              EAGLE INDUSTRIES, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1994
                                      INDEX


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

       Notes to Condensed Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis
          of Results of Operations and Financial Condition

PART II.  Other Information:

Item 6.   Exhibits and Reports on Form 8-K

                     EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)



                                            SEPTEMBER 30,       DECEMBER 31,
                                                1994               1993
                                            (UNAUDITED)         (RESTATED)

                 ASSETS

Current assets:
  Cash and cash equivalents                  $   37.7           $    4.4
  Accounts receivable, net                       25.1              109.0
  Inventories, net                              115.1              112.0
  Other current assets                           79.8               44.9
  Net assets of discontinued operations          26.7              173.7
  Total current assets                          284.4              444.0

Property, plant and equipment, net              157.9              158.9
Goodwill                                        292.5              299.0
Other long-term assets                          127.0               82.9
  Total assets                               $  861.8           $  984.8


  LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion long-term debt             $   25.5           $   17.8
  Accounts payable                               66.9               50.1
  Accrued liabilities                            79.1               68.8
  Total current liabilities                     171.5              136.7

Senior subordinated notes                       198.9              421.9
Other long-term debt                            240.3              217.3
Accrued employee benefit obligations             57.1               47.9
Other long-term liabilities                      84.1               68.9
  Total liabilities                             751.9              892.7

Stockholder's equity:
Common stock                                     ----               ----
Additional paid-in capital                      188.7              138.7
Accumulated deficit                             (73.0)             (37.0)
Cumulative translation adjustments               (1.2)              (5.0)
Pension liability adjustment                     (4.6)              (4.6)
  Total stockholder's equity                    109.9               92.1
  Total liabilities and stockholder's
    equity                                   $  861.8           $  984.8






                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                     EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)



                                    QUARTER ENDED           NINE MONTHS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                                    1994      1993           1994      1993
                                            (RESTATED)              (RESTATED)

Net sales                          $  244.3   $  199.8    $  682.3   $  561.3
Cost of sales                         194.7      158.1       537.5      443.8

  Gross earnings                       49.6       41.7       144.8      117.5

Selling and administrative expenses    27.8       24.7        90.1       68.7
Goodwill amortization                   2.2        2.1         6.5        6.6
  Operating income                     19.6       14.9        48.2       42.2

Net interest expense                    7.9       13.5        28.7       44.7

Income (loss) from continuing
  operations before income taxes       11.7        1.4        19.5       (2.5)

Provision (benefit) for income
  taxes from continuing operations      4.5        (3.9)       8.2       (4.8)

Income from continuing operations       7.2         5.3       11.3        2.3

Discontinued Operations:
  Loss from discontinued
    operations, less income tax
    benefit of $0.7 in the nine
    months ended September 1994 and
    $6.7 and $7.1, respectively for
    the quarter and nine months ended
    September 1993                      ----       (16.0)     (3.8)     (17.3)

  Loss on disposal of businesses,
    net of applicable income tax
    benefit of $7.9 in the nine
    months ended September 1994 and
    $6.5 in both the quarter and
    nine months ended
    September 1993                      ----       (21.9)     (27.2)    (21.9)

Income (loss) before extraordinary
   item                                  7.2       (32.6)     (19.7)    (36.9)

Extraordinary gain (loss) from early
 retirement of debt, net of income tax
 provision (benefit) of $0.2 and $(9.2),
 respectively, in the quarter and nine
 months ended September 1994 and $(5.6)
 in both the quarter and nine  months
 ended September 1993                    0.3        (8.4)      (16.3)    (8.4)

Income (loss) before cumulative effect
  of change in accounting principle      7.5       (41.0)      (36.0)   (45.3)

Cumulative effect of change in
  accounting principle                   ----       ----         ----    (4.0)

     Net income (loss)              $    7.5    $  (41.0)   $  (36.0) $ (49.3)


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                     EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)



                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         1994           1993
                                                                    (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                        $   11.3     $    2.3
Adjustments to reconcile income from continuing
operations to net cash flow used in operations:
     Depreciation                                            17.2         16.3
     Amortization                                             9.4         11.0
     Accretion of discount on subordinated debt              15.7          4.3
     Proceeds from sales of accounts receivable             110.3         ----
     Cash effects of changes in other working
       capital balances, accrued employee benefit
       obligations, and other long-term liabilities
       (excluding the effects of dispositions of
       businesses)                                           19.4        (19.5)
         Net cash flow from continuing operating
          activities                                        183.3         14.4
         Net cash flow used in discontinued
          operations                                        (23.9)       (10.9)
         Net cash flow from operations                      159.4          3.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses                             71.7         22.9
Capital expenditures                                        (16.6)       (12.7)
Other                                                       (12.6)        (3.1)
         Net cash flow from investing activities             42.5          7.1

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (retirement) of senior deferred coupon notes       (14.1)       184.0
Repayment of senior subordinated debt                      (234.1)      (156.5)
Repayment of senior credit facilities                      (221.1)       ----
Capital contribution                                         50.0        ----
Proceeds from bank credit facility                          325.0        ----
Payments on long-term debt                                  (32.9)       (27.4)
Net payment on revolving credit facilities                  (41.4)       (14.9)
         Net cash flow used in financing activities        (168.6)       (14.8)

CHANGE IN CASH AND CASH EQUIVALENTS                          33.3         (4.2)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                4.4         12.7
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   37.7     $    8.5










                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                     EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                                   (UNAUDITED)



(1)  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION:

     The accompanying unaudited Condensed Consolidated Financial Statements of Eagle Industries, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring adjustments, are included for fair presentation. Operating results for the quarter and nine months ended September 30, 1994 are not necessarily indicative of results that may be expected for the full year. The unaudited Condensed Consolidated Financial Statements for the quarters and nine months ended September 30, 1994 and 1993 should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 1993. The historical statements of the Company have been restated for companies being reported as discontinued operations.

(2)  DISCONTINUED OPERATIONS

     During the second quarter of 1994, the Company decided to pursue the sales of certain of the businesses in the Industrial Products Group and all of the businesses in the Specialty Products Group. As a result of this decision, the Company has reflected the net assets and results of operations of Pfaudler, Inc. (worldwide operations) ("Pfaudler"), Chemineer, Inc. ("Chemineer"), Hill Refrigeration, Inc. ("Hill"), Caron International, Inc. ("Caron") and Gerry Sportswear, Inc. ("Gerry") as discontinued operations. The Company recorded a pretax provision of $53.2 million and applicable tax benefits of $12.9 million in June 1994 for estimated losses from operations and the ultimate disposition of Hill, Caron and Gerry. In addition, in June 1994 the Company recorded a pretax provision of $6.8 million and applicable tax benefits of $2.5 million related to Lapp Insulator Company ("Lapp"), which has been previously reported as a discontinued operation. The Company also recorded pretax charges in June 1994 of $5.8 million and applicable tax benefits of $2.3 million to establish additional self-insurance reserves for businesses previously sold by the Company.

     In September 1994, the Company sold certain assets of Caron to a subsidiary of National Spinning Co. for cash proceeds of $3.0 million and a $4.0 million note. In August 1994, the Company completed the sale of certain assets and liabilities of Hill to an indirect subsidiary of Dover Corporation for cash proceeds of $8.8 million. In June 1994, the Company sold the stock of Pfaudler and Chemineer to Robbins & Myers, Inc. The Company received cash proceeds of $59.9 million and a $50.0 million, 5.5%, subordinated note (which the Company recorded at a discounted value of $40.0 million). In addition, the Company received stock appreciation rights with respect to 2.0 million shares of common stock of Robbins & Myers, Inc. The Company recorded a pretax gain of $30.7 million and applicable taxes of $9.8 million with respect to the sale of Pfaudler and Chemineer.

     The following table summarizes key financial data related to the discontinued operations of Lapp (1993), Chemineer, Pfaudler, Caron, Gerry and Hill (in millions):

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           1994          1993

          Net sales                                     $  162.9      $  340.5
          Operating loss                                    (3.0)        (16.5)
          Allocated interest expense                         1.5           8.4
          Income tax benefit applicable to
            discontinued businesses                         (0.7)         (7.1)
          Change in accounting principle                    ----           0.5
          Loss from operations of discontinued
            businesses, net of applicable income
            taxes                                           (3.8)        (17.3)

     The net current assets of discontinued operations included in the Condensed Consolidated Balance Sheet at September 30, 1994 and December 31, 1993 amounted to $26.7 million and $173.7 million, respectively, and consisted primarily of inventories and property, plant and equipment net of trade payables, accrued liabilities and accrued employee benefit obligations. These amounts have all been classified as current based on the intent to dispose of them within one year.

(3)  INVENTORIES

     Inventory consists of the following (in millions):

                                           SEPTEMBER 30,     DECEMBER 31,
                                               1994             1993
                                            (UNAUDITED)       (RESTATED)

        Raw materials and supplies         $   37.6          $   36.1
        Work in process                        25.9              25.1
        Finished goods                         51.6              50.8
                                           $  115.1          $  112.0

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

     Borrowings under the Credit Facility bear interest at alternative floating rate structures, at management's option (6.73% at September 30, 1994), and are secured by substantially all domestic property, plant, equipment, inventory and certain receivables of Eagle Industrial and its subsidiaries. The Credit Facility requires an annual commitment fee of 0.5% on the average daily unused amount of the revolving portion of the Credit Facility. At September 30, 1994, the revolving credit portion was unused and $259.3 million was outstanding under the term loan portion of the Credit Facility. Additionally, the Credit Facility provides for a letter of credit facility of up to $50 million.
     Borrowing availability under the revolving portion of the Credit
     Facility is reduced by the outstanding amount of letters of credit. At September 30, 1994, an additional $36.1 million was available to borrow under the Credit Facility.

     The Credit Facility contains various financial covenants, the more restrictive requirements being; the maintenance of minimum levels of net worth; limitations on incurring additional indebtedness; restrictions on the payment of dividends or the making of loans to the Company; maintenance of certain ratios of cash flow to interest expense and indebtedness; maintenance of a minimum level of cash flow to fixed charges; and a prohibition on payments to the Company for management services in excess of $3 million per year. The Company has provided a guarantee as to the repayment of amounts outstanding under the Credit Facility. Additionally, the Credit Facility requires that the Samuel Zell Group (as defined in the Credit Facility) directly or indirectly maintain at least 30% of the voting power to elect members of the board of directors of the Company and that the Company directly own 100% of Eagle Industrial. As a result of the Falcon IPO, hereinafter defined, $52 million of outstanding amounts under the Credit Facility were repaid and the Credit Facility was amended. See Note 7.

     In March 1994, the Company entered into an unsecured revolving credit agreement with GAMI whereby the Company may borrow up to $20.0 million. Advances under this credit facility bear interest at the London Eurodollar Interbank Offered Rate plus 0.75%. The agreement is scheduled to mature in March 1999, however, GAMI may request partial or full repayment of amounts outstanding by giving not less than three days notice. There were no amounts outstanding under this facility at September 30, 1994.

     In July 1994, the Company retired $22.0 million face value ($14.6 million accreted value) of its Senior Deferred Coupon Notes. In conjunction with this retirement, the Company recorded an extraordinary pretax gain of $0.5 million.

     Amounts outstanding under the Company's Senior Subordinated Notes are as follows (in millions):

                                          SEPTEMBER 30,     DECEMBER 31,
                                               1994             1993
                                           (UNAUDITED)

        Senior Deferred Coupon Notes       $  198.9        $  197.9
        13% Notes                             ----            149.0
        13.75% Notes                          ----             75.0
                                           $  198.9        $  421.9


     Components of other long-term debt are as follows (in millions):

                                             SEPTEMBER 30,       DECEMBER 31,
                                                 1994                1993
                                              (UNAUDITED)         (RESTATED)

       Eagle Industrial Credit Facility      $  259.3             $  ----
       Senior Bank Credit Facilities             ----                224.0
       Industrial Revenue Bonds and
       Debentures                                 2.5                  2.5
       Other                                      4.0                  8.6
                                                265.8                235.1
           Less current portion                 (25.5)               (17.8)
       Total other long-term debt            $  240.3             $  217.3

     The Company and its subsidiaries complied with all covenants of their respective debt agreements at September 30, 1994.

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

     In connection with the Securitization, the Company entered into a receivable sale agreement whereby it will sell, with limited recourse, on a continuous basis, an undivided interest in certain of its accounts receivable. Under the agreement, which expires in June 1999, the maximum amount of proceeds which may be accessed through this agreement at any one time is $145 million and is subject to change based on the level of eligible receivables and restrictions on concentration of receivables. At September 30, 1994, uncollected receivables sold under the agreement were $136.0 million. The cash proceeds for the period ended September 30, 1994 of $837.2 million (including the initial proceeds of $110.3 million) were reported as a component of cash flows from operating activities. The loss on the sale of receivables under this program was $3.4 million and $1.3 million in the nine months and three months ended September 30, 1994, respectively, and is included in selling and administrative expenses. The difference between the amount of receivables sold and proceeds received at September 30, 1994 was $33.3 million. This residual interest in the trust is reflected in other current assets.

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

(7)  SUBSEQUENT EVENTS

     On November 9, 1994, Falcon Building Products, Inc. ("Falcon"), a wholly-owned subsidiary of the Company, completed an initial public offering of 6,000,000 shares (30%) of its common stock ("Falcon IPO"), including 196,500 shares sold to Falcon management. The offering price of $12.00 per share is expected to generate net proceeds of approximately $65 million consisting of approximately $63 million in cash and approximately $2 million in notes. Substantially all of the cash proceeds were used to reduce the Company's outstanding indebtedness.
     The Company expects to record a net gain of approximately $40 million in conjunction with the Falcon IPO. Falcon is a domestic manufacturer and distributor of products for the residential and commercial construction and home improvement markets and is comprised of the businesses in the Company's Building Products Group.

     As a result of the Falcon IPO, the Credit Facility was bifurcated into two separate bank credit facilities, including a $165 million facility for Falcon ("Falcon Credit Facility") and an amended and restated facility for Eagle Industrial ("Eagle Industrial Credit Facility"). The Falcon Credit Facility consists of a $115.0 million term loan due in quarterly installments increasing from $2.5 million per quarter beginning December 31, 1994 to $6.3 million per quarter beginning in December 1998 and a $50.0 million revolving credit facility. The Falcon Credit Facility contains a $25.0 million letter of credit facility.

     The Eagle Industrial Credit Facility consists of a $92.0 million term loan due in quarterly installments increasing from $2.5 million per quarter beginning December 31, 1994 to $5.5 million per quarter beginning in December 1999 and an $85.0 million revolving credit facility. The Eagle Industrial Credit Facility contains a $50.0 million letter of credit facility.

     Each of the credit facilities will terminate in 2000 unless extended for an additional year. The covenants contained in each of these credit facilities are consistent with those contained in the Credit Facility described in Note 4.

                     EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION



     RESULTS OF OPERATIONS

     The following is a discussion of the results of operations of Eagle Industries, Inc. (the "Company") and subsidiaries for the quarter and nine months ended September 30, 1994 as compared to the quarter and nine months ended September, 1993 and should be read in conjunction with the Condensed Consolidated Financial Statements included herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and the audited Consolidated Financial Statements of the Company for the year ended December 31, 1993 included therein.

     As discussed in Note 2, in the second quarter of 1994, the Company decided to pursue the sales of all the businesses in the Specialty Products Group and certain businesses in the Industrial Products Group. As a result, the Company has three reportable segments. The operations of Burns Aerospace are now combined with Corporate.

     QUARTER ENDED SEPTEMBER 30, 1994 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1993

     The following table shows net sales and operating income by business group (in millions):

                                           NET SALES           OPERATING INCOME
                                         QUARTER ENDED           QUARTER ENDED
                                          SEPTEMBER 30,           SEPTEMBER 30,
                                        1994       1993         1994       1993

         Building Products Group      $  117.9   $  97.4      $  15.2   $  12.7
         Electrical Products Group        51.8      45.4          7.1       4.4
         Automotive Products Group        48.8      44.2          2.5       2.3
         Corporate and Other              25.8      12.8         (5.2)     (4.5)
             Total                    $  244.3  $  199.8      $  19.6   $  14.9

     NET SALES

     Net sales of $244.3 million for the third quarter of 1994 were $44.5 million or 22.3% higher than net sales for the third quarter of 1993. This increase was primarily due to increased volume in most of the Company's businesses.

     Net sales of $117.9 million for the Building Products Group were $20.5 million or 21.1% higher than net sales for the 1993 period. This increase was due to increased volume at Hart & Cooley primarily in its flexible duct product line due to increased market penetration, the improved construction market and to a lesser extent improved pricing, increased sales to Sears Roebuck and Co. ("Sears") by DeVilbiss Air Power and increased sales of ultra-low-flush toilets by Mansfield.

     Net sales of $51.8 million for the Electrical Products Group were $6.4 million or 14.0% higher than net sales for the 1993 period. This increase was primarily due to increased volume at Hendrix and Elastimold due to an improvement in the economy and a product line acquisition at Elastimold in 1993. In addition, an improvement in pricing at Elastimold also contributed to the increase. These increases were partially offset by decreased volume at other businesses within this group.

     Net sales of $48.8 million for the Automotive Products Group were $4.6 million or 10.3% higher than net sales for the 1993 period. This increase was primarily due to increased volume at the automotive parts distribution businesses as a result of increased market penetration, as well as increased volume due to improved availability of product at Denman.

     Other net sales of $25.8 million were $13.0 million or 102.2% higher than net sales for the 1993 period. This increase was primarily due to shipments under a major order at Burns Aerospace.

     GROSS EARNINGS

     Gross earnings of $49.6 million were $7.9 million or 18.7% higher than gross earnings for the 1993 period. This increase was primarily due to the higher volume in the 1994 period. Gross margin was 20.3% in 1994 and 20.9% in 1993. This decrease was primarily due to inventory and warranty reserve adjustments, partially offset by the increased volume.

     OPERATING INCOME

     Operating income of $19.6 million for the third quarter of 1994 was $4.7 million or 31.2% higher than operating income for the comparable period in 1993. Increases in the Building Products, Electrical Products and Automotive Products Group were partially offset by increased corporate and other expenses.

     Operating income of $15.2 million for the Building Products Group was $2.5 million or 19.5% higher than in the 1993 period. This increase was due to the increased volume at all of the Company's businesses within this group. Improved pricing at Hart & Cooley and the increased sales of higher margin ultra-low-flush toilets at Mansfield also contributed to the increase in operating income.

     Operating income of $7.1 million for the Electrical Products Group was $2.7 million or 61.8% higher than in the 1993 period. This increase was primarily due to the increased volume at Elastimold and Hendrix and to a lesser extent improved pricing at Elastimold.

     Operating income of $2.5 million for the Automotive Products Group was $0.2 million or 10.8% higher than in the 1993 period. This increase was primarily due to increased volume at all businesses within this group.

     Corporate expenses and other of $5.2 million were $0.7 million higher than in the 1993 period. This increase was primarily due to $1.3 million of expenses associated with the Company's asset securitization program in 1994. Despite increased sales at Burns Aerospace, operating losses increased slightly due to an inventory reserve adjustment.

     INTEREST EXPENSE

     Net interest expense was $7.9 million for the quarter ended September 30, 1994 compared to $13.5 million for the comparable 1993 period, a decrease of $5.6 million or 41.9%. This decrease was primarily due to the overall decrease in the level of debt coupled with the decrease in interest rates associated with the Refinancing which was completed on January 31, 1994.

     PROVISION FOR INCOME TAXES

     The effective tax rate for the third quarter of 1994 reflects non-deductible expenses, primarily goodwill amortization and state and non U.S. income taxes.

     NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1993

     The following table shows net sales and operating income by business group (in millions):

                                             NET SALES         OPERATING INCOME
                                         NINE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                         1994        1993       1994      1993

          Building Products Group       $  330.5    $  261.8   $  39.8  $  33.8
          Electrical Products Group        148.3       127.5      16.2     11.5
          Automotive Products Group        136.3       122.2       6.2      5.3
          Corporate and Other               67.2        49.8     (14.0)    (8.4)
            Total                       $  682.3    $  561.3   $  48.2  $  42.2

     NET SALES

     Net sales of $682.3 million for the nine months ended September 30, 1994 were $121.0 million or 21.6% higher than net sales for the comparable period in 1993. This increase was primarily due to increased volume at most of the Company's businesses with the most significant increases in the Building Products Group.

     Net sales of $330.5 million for the Building Products Group were $68.7 million or 26.3% higher for the first nine months of 1994 compared to the first nine months of 1993. This increase was primarily due to increased volume at Hart & Cooley primarily in its flexible duct product line due to increased market penetration and the improved construction market, increased sales to Sears by DeVilbiss Air Power and increased sales of ultra-low-flush toilets by Mansfield. Improved pricing at Hart & Cooley also contributed to the increase.

     Net sales of $148.3 million for the Electrical Products Group were $20.8 million or 16.3% higher in the first nine months of 1994 compared to the first nine months of 1993. This increase was primarily due to increased volume, and to a lesser extent, improved pricing at Hendrix and Elastimold as a result of an improvement in the economy and the acquisition of a product line at Elastimold in 1993. IEP also had higher volume levels.

     Net sales of $136.3 million for the Automotive Products Group were $14.1 million or 11.5% higher in the first nine months of 1994 compared to the first nine months of 1993. This increase was primarily due to increased volume at the automotive parts distribution businesses as a result of new distribution channels and increased market penetration. Denman also had increased volume as a result of improved availability of product.

     Other net sales increased $17.4 million or 34.7% compared to 1993. This increase was primarily due to shipments under a major order at Burns Aerospace.

     GROSS EARNINGS

     Gross earnings of $144.8 million were $27.3 million or 23.3% higher than gross earnings for the first nine months of 1993. This increase was primarily due to the increased volume in the 1994 period. Gross margin was 21.2% in the first nine months of 1994 compared to 20.9% in the comparable 1993 period. This increase was due to improved pricing at some of the Company's businesses, partially offset by charges for inventory and warranty reserve adjustments.

     OPERATING INCOME

     Operating income of $48.2 million for the nine months ended September 30, 1994 was $6.0 million or 14.2% higher than operating income for the comparable period in 1993. This increase was due to increases at most of the Company's businesses, partially offset by increased corporate expenses due primarily to $6.9 million of charges recorded to establish self-insurance reserves.

     Operating income of $39.8 million for the Building Products Group was $6.0 million or 17.7% higher than in the 1993 period. This increase was primarily due to increased volume at all of the Company's businesses within this group as well as improved pricing at Hart & Cooley. The contribution of increased sales of higher margin ultra-low-flush toilets at Mansfield was partially offset by competitive pricing. These increases were partially offset by $3.9 million of charges to establish self-insurance reserves.

     Operating income of $16.2 million for the Electrical Products Group was $4.7 million or 41.3% higher than in the 1993 period. This increase was primarily due to increased volume at most of the businesses within this group and, to a lesser extent, improved pricing at Elastimold and Hendrix partially offset by charges of $0.9 million recorded in 1994 to establish self-insurance reserves.

     Operating income of $6.2 million for the Automotive Products Group was $0.9 million or 17.3% higher than in the 1993 period. This increase was due to increased volume at all the businesses within this group partially offset by charges of $0.5 million recorded in 1994 to establish self-insurance reserves.

     Corporate expenses and other of $14.0 million were $5.6 million higher than in the 1993 period. This increase was primarily due to $1.6 million of charges recorded to establish self-insurance reserves and $3.4 million of expenses associated with the Company's asset securitization program. In addition, in 1993, the Company recorded a one time curtailment gain associated with a pension plan as well as a gain on the sale of equity securities which totaled $1.7 million. Despite increased sales at Burns Aerospace, operating losses increased slightly due to an inventory reserve adjustment.

     INTEREST EXPENSE

     Net interest expense was $28.7 million for the nine months ended September 30, 1994 compared to $44.7 million for the comparable 1993 period. This decrease was primarily due to the overall decrease in the level of debt coupled with the decrease in interest rates associated with the Refinancing which was completed on January 31, 1994.

     PROVISION FOR INCOME TAXES

     The effective tax rate for the nine months ended September 30, 1994 reflects non-deductible expenses, primarily goodwill amortization and state income taxes.

     DISCONTINUED OPERATIONS

     During the quarter ended June 30, 1994, the Company decided to pursue the sales of certain of the businesses in the Industrial Products Group and all of the businesses in the Specialty Products Group. As a result of this decision, the Company has reflected the net assets and results of operations of Pfaudler, Inc. (worldwide operations) ("Pfaudler"), Chemineer, Inc. ("Chemineer"), Hill Refrigeration, Inc. ("Hill"), Caron International, Inc. ("Caron") and Gerry Sportswear, Inc. ("Gerry") as discontinued operations. The Company recorded a pretax provision of $53.2 million and applicable tax benefits of $12.9 million in the quarter ended June 30, 1994 for estimated losses from operations and the ultimate disposition of Hill, Caron and Gerry. Net losses recorded by these businesses were $3.8 million in 1994. In addition, in June 1994 the Company recorded a pretax provision of $6.8 million and applicable tax benefits of $2.5 million related to Lapp Insulator Company ("Lapp"), which has been previously reported as a discontinued operation. The Company also recorded pretax charges in June 1994 of $5.8 million and applicable tax benefits of $2.3 million to establish additional self-insurance reserves for businesses previously sold by the Company. These revisions in estimated self-insurance reserves for workers' compensation, product liability and general liability were the result of a comprehensive review of existing self-insurance reserves related to continuing operations and retained liabilities related to previously owned businesses.

     In June 1994, the Company sold the stock of Pfaudler and Chemineer to Robbins & Myers, Inc. The Company received cash proceeds of $59.9 million and a $50.0 million, 5.5%, subordinated note (which the Company recorded at a discounted value of $40.0 million). In addition, the Company received stock appreciation rights with respect to 2.0 million shares of common stock of Robbins & Myers, Inc. The Company recorded a pretax gain of $30.7 million, and applicable taxes of $9.8 million with respect to the sale of these businesses. In August 1994, the Company completed the sale of certain assets of Hill to an indirect subsidiary of Dover Corporation for cash proceeds of $8.8 million. In September 1994, the Company sold certain assets of Caron to a subsidiary of National
     Spinning Co. for cash proceeds of $3.0 million and a $4.0 million note. The Company is pursuing the sales of Gerry and Lapp.

     LIQUIDITY AND CAPITAL RESOURCES

     OPERATING CASH FLOW

     The Company has historically met its debt service, capital expenditure requirements and operating needs through a combination of operating cash flow and external financing. Cash flow from continuing operating activities was $183.3 million and $14.4 million for the nine months ended September 30, 1994 and 1993, respectively. The increase was primarily due to proceeds received from the sale of accounts receivable as part of the Company's asset securitization program. Excluding the effects of these proceeds, cash flow from continuing operating activities was $73.0 million for the nine months ended September 30, 1994, compared to $14.4 million in the comparable 1993 period. This increase was primarily due to the increased level of operating income, improved working capital management and a reduction in the amount of interest paid as a result of the Refinancing described in Note 4 of the Company's Condensed Consolidated Financial Statements.

     CREDIT FACILITIES

     In January 1994, the Company's senior bank credit facilities were refinanced and a new credit facility was entered into (the "Credit Facility"). The Credit Facility consists of: (i) a $204.5 million term loan due in quarterly installments increasing from $5.9 million per quarter during 1994 to $13.8 million in 1999 commencing with the quarter ending September 30, 1994; (ii) a $60.8 million term loan due in equal quarterly installments aggregating $0.3 million in 1994, $0.5 million in 1995, $0.9 million per year in 1996 through 1999 and $56.3 million in 2000; and (iii) a $135 million revolving credit facility (subject to borrowing base availability) that expires in 1999, which may be extended through 2000.

     Borrowings under the Credit Facility bear interest at alternative floating rate structures, at management's option (6.73% at September 30, 1994), and are secured by substantially all domestic property, plant, equipment, inventory and certain receivables of Eagle Industrial and its subsidiaries. At September 30, 1994, the revolving credit portion was unused and $259.3 million was outstanding under the term loan portion of the Credit Facility. Additionally, the Credit Facility provides for a letter of credit facility of up to $50 million. Borrowing availability under the revolving portion of the Credit Facility is reduced by the outstanding amount of letters of credit. At September 30, 1994, an additional $36.1 million was available to borrow under the Credit Facility. The Company and its subsidiaries complied with all covenants of their respective debt agreements at September 30, 1994.

     In connection with the Falcon initial public offering (described in Other Liquidity Considerations), the Credit Facility was bifurcated into two separate bank credit facilities, including a $165 million facility for Falcon ("Falcon Credit Facility") and an amended and restated facility for Eagle Industrial ("Eagle Industrial Credit Facility"). The Falcon Credit Facility consists of a $115.0 million term loan due in quarterly installments increasing from $2.5 million per quarter beginning December 31, 1994 to $6.3 million per quarter beginning in December 1998 and a $50.0 million revolving credit facility. The Falcon Credit Facility contains a $25.0 million letter of credit facility.

     The Eagle Industrial Credit Facility consists of a $92.0 million term loan due in quarterly installments increasing from $2.5 million per quarter beginning December 31, 1994 to $5.5 million per quarter beginning in December 1999 and an $85.0 million revolving credit facility. The Eagle Industrial Credit Facility contains a $50.0 million letter of credit facility.

     Each of the credit facilities will terminate in 2000 unless extended for an additional year. The covenants contained in each of these credit facilities are consistent with those contained in the Credit Facility described in Note 4 to the Condensed Consolidated Financial Statements.

     In July 1994, the Company retired $22.0 million face value ($14.6 million accreted value) of its Senior Deferred Coupon Notes.

     OTHER LIQUIDITY CONSIDERATIONS

     On November 9, 1994, Falcon Building Products, Inc. ("Falcon"), a wholly-owned subsidiary of the Company, completed an initial public offering of 6,000,000 shares (30%) of its common stock. The offering price of $12.00 per share is expected to generate net proceeds of approximately $65 million consisting of approximately $63 million in cash and approximately $2 million in notes. Substantially all of the cash proceeds were used to reduce the Company's outstanding indebtedness. Falcon is a domestic manufacturer and distributor of products for the residential and commercial construction and home improvement markets comprised of the businesses in the Company's Building Products Group.

     Management believes that cash flow from continuing operations along with availability under the credit facilities will be sufficient to pay interest on outstanding debt, meet current maturities, pay income taxes, fund capital expenditures and meet other operating needs.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          None

     b)   Reports on Form 8-K

          Current Report on Form 8-K dated September 2, 1994 regarding the sale of Caron International, Inc. to a subsidiary of National Spinning Co.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                        EAGLE INDUSTRIES, INC.




                                   By:  /s/ Sam A. Cottone
                                        ____________________

                                        Sam A. Cottone
                                        Senior Vice President and
                                        Chief Financial Officer



Dated:  November 14, 1994