Form 10-K405
EAGLE INDUSTRIES INC /DE/
filed 1995-03-29
CIK 837486

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

    [X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the year ended December 31, 1994 Commission file number: 0-20416

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X  No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by nonaffiliates of the Registrant.
                                 Not Applicable
         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

             1,860,000 shares of Common Stock as of March 20, 1995

                   Documents Incorporated by Reference:  None

      The Registrant meets the conditions set forth in General Instruction
          (J)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
--------------------------------------------------------------------------------

                             EAGLE INDUSTRIES, INC.

                               TABLE OF CONTENTS


PART I.                                                                                               PAGE
Item   1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

Item   2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9

Item   3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9

Item   4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . .       9

PART II.

Item   5.  Market for the Registrant's Common Stock and Related Stockholder Matters . . . . . . .     10

Item   6.  Selected Financial Information . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

Item   7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.     11

Item   8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . .     19

Item   9.  Changes in and Disagreements with Accountants on Accounting and Financial  Disclosure      45

PART III.

Item  10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . .     45

Item  11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     46

Item  12.  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . .     46

Item  13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . .     46

PART IV.

Item  14.  Exhibits, Financial Statements and Schedules, and Reports on Form 8-K  . . . . . . . .     48


                                     PART I

ITEM 1. BUSINESS

THE COMPANY

  Eagle Industries, Inc. ("Eagle" or the "Company") is a Delaware corporation, its principal executive offices are located at Two North Riverside Plaza, Suite 1100, Chicago, Illinois 60606 and its telephone number is (312) 906-8700.
Eagle has grown from revenues of approximately $250 million in 1987 to $990 million for the year ended December 31, 1994. This growth has been generated primarily through acquisitions. Eagle is currently comprised of 10 businesses operating in three segments. These businesses generally are low and medium technology industrial companies in niche markets. They primarily serve the residential and commercial construction, electric utility, automotive aftermarket and commercial aviation markets.

 Company                                        Description of Product                Primary Industry(ies)
 -------                                        ----------------------                ---------------------
 BUILDING PRODUCTS GROUP
         Falcon Building Products........       HVAC  Accessories;  Bathroom          Residential and
                                                Fixtures  and Plumbing  Fittings;       Commercial
                                                and Consumer  and Commercial  Air       Construction/
                                                Compressors                             Home Improvement

 ELECTRICAL PRODUCTS GROUP
         Elastimold......................       Underground Medium and High           Electric Utility
                                                   Voltage Cable Accessories
         Hendrix.........................       Power Cables and Cable                Electric Utility
                                                   Accessories
         IEP.............................       Interconnect, Control and Timing      Electrical/Electronic
                                                   Devices and Electrical
                                                   Connectors
         Lapp............................       Porcelain Insulators and              Electric Utility
                                                Bushings

 AUTOMOTIVE PRODUCTS GROUP
         Mighty..........................       Auto Parts Distribution               Automobile Aftermarket
         Parts House.....................       Auto Parts Distribution               Automobile Aftermarket
         Denman Tire.....................       Specialty Pneumatic Tires             Aftermarket Tires
         Clevaflex.......................       Multi-ply, Flexible Tubing            Automotive OEM

 COMMERCIAL AVIATION PRODUCTS
         Burns Aerospace.................       Commercial Aircraft Seating           Commercial Aviation


  From its inception, much of the Company's growth has come from acquisitions. The Company's acquisition philosophy has been to acquire "underperforming" manufacturing companies that have the potential to become market leaders and low cost producers through the application of Eagle's cost reduction and quality improvement strategies. Eagle generally has sought companies that serve basic industrial niche markets. To enhance its position within these market niches, the Company has pursued and completed over 21 "add-on" acquisitions to profitably expand product lines and geographic scope. Eagle has also divested 20 businesses for total proceeds of over $650 million. A substantial portion of these proceeds were used to reduce debt levels.

HISTORY

  In February 1987, Great American Management and Investment, Inc. ("GAMI") consolidated its basic manufacturing businesses by capitalizing Eagle with Lapp Insulator Company ("Lapp") and various businesses which were previously a part of Clevepak Corporation ("Clevepak"). In April 1987, Eagle purchased The Pfaudler Companies, Inc. ("Pfaudler") and in February of 1988, Eagle purchased The DeVilbiss Company ("DeVilbiss"). In

September 1989, Eagle purchased Amerace Corporation ("Amerace"), and certain indirect subsidiaries of GAMI acquired The Jepson Corporation ("Jepson"). In January 1991, GAMI, through its subsidiaries, contributed Jepson to Eagle.

  In September 1992, GAMI and its subsidiaries consummated a restructuring (the "Restructuring") pursuant to which, Eagle sold the net assets of Equality Specialties, Inc. ("Equality") to GAMI for $17 million. In addition, GAMI contributed all of the outstanding stock owned by it in North Riverside Holdings, Inc. ("North Riverside") to Eagle.

  Pursuant to a reorganization in contemplation of a public offering to sell common stock, Falcon Building Products, Inc. ("Falcon") was restructured and recapitalized as an indirect wholly-owned subsidiary of Eagle. In connection therewith, Eagle contributed to Falcon the stock and certain assets and liabilities of the companies comprising Eagle's Building Products Group. In November 1994, Falcon completed an initial public offering of 6,000,000 shares (30%) of its Class A common stock at an offering price of $12.00 per share (the "Offering") (New York Stock Exchange: "FB").

BUSINESS

  Eagle is currently comprised of 10 businesses operating primarily in three business segments. The three reportable business segments are: the Building Products Group, the Electrical Products Group and the Automotive Products Group. The operations of Burns Aerospace ("Burns") are included with Corporate. These businesses generally are low to medium technology industrial companies in niche markets. They primarily serve the residential and commercial construction, electric utility, automotive aftermarket and commercial aviation markets. See Note 15 to the Eagle Industries, Inc. and Subsidiaries Consolidated Financial Statements ("Eagle Consolidated Financial Statements") for financial information regarding industry segments and geographic data.

  BUILDING PRODUCTS GROUP

  The Building Products Group consists of Falcon Building Products, Inc. which manufactures and distributes building products primarily for the residential and commercial construction and home improvement markets. Products manufactured by this group include air distribution and handling equipment, bathroom plumbing fixtures and consumer and commercial air compressors.

  The building products industry relies primarily on the residential and commercial construction markets. The residential construction market is largely dependent on housing starts and remodeling/do-it-yourself ("DIY") projects. Housing starts and remodeling/DIY projects are generally a function of new household formation, mortgage rates, inflation, unemployment and gross national product growth. The Company believes that future growth in revenue and earnings for companies operating in this industry is dependent upon the housing and construction markets in North America, increased international business, quality and customer service, and further market penetration with both new and existing products.

  Air Distribution and Handling Equipment

  Falcon is a manufacturer of residential and commercial air distribution and air handling products in the North American market. Falcon manufactures more than 6,000 items primarily for the residential and, to a lesser extent, commercial heating, ventilating and air conditioning ("HVAC") markets, including metal grilles, registers and diffusers, metal and plastic chimney vent systems, flexible ducts, terminal units and electric duct heaters. Products are generally produced on a high-volume, low cost basis, however, the standard product line is supplemented with custom-engineered products designed to meet specific size or performance requirements.

  Residential and commercial products are marketed to HVAC contractors primarily through wholesale distributors. In order to provide high quality service and convenience to HVAC contractors, Falcon services its distribution network through a direct field sales staff which is supported by a customer service group. These products are marketed under the Hart & Cooley(R), Metlvent(R) and Ultravent(R) trade names. Commercial/industrial registers, grilles, diffusers, terminal units, louvers and electric duct heaters are marketed primarily to HVAC contractors through manufacturers' representatives under the Tuttle & Bailey(R) trade name. Key competitive considerations in the HVAC market are delivery time, quality and proximity to distributors.

  Bathroom Plumbing Fixtures

  Falcon manufactures ceramic, vitreous china and enameled steel bathroom plumbing fixtures, including lavatories, toilet bowls and tanks and brass and plastic fittings. These products are sold primarily to the residential construction and DIY markets and, to a lesser extent, to commercial markets.

  Falcon competes primarily with regional manufacturers, and to a lesser extent, with national manufacturers. Management believes that there are approximately eight other regional competitors. As part of the Energy Policy Act of 1992, the manufacture of 3.5 gallon per flush toilets for residential use was prohibited after January 1, 1994. In the past four years, Falcon has introduced four new models of ceramic toilet bowls which use 1.6 gallons per flush, approximately 55% less than the average water volume used per flush in existing toilet bowls, while still preserving the simplicity of conventional plumbing fixtures.

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

  Air Products

  Falcon is a supplier of consumer and commercial air compressors for home improvement applications. Falcon manufactures a broad line of air compressors in the 3/4 to 6 horsepower range and also sells a variety of accessories such as paint spray guns, air hoses, pneumatic tools and other related items. These products are primarily used for painting, stapling and nailing applications for home improvement and construction. Falcon was the first company to introduce oil-free technology to light-duty air compressors, and since 1979 has been the primary supplier of Craftsman(R) air compressors to Sears Roebuck and Co. ("Sears"). Sales to Sears account for approximately 19% of the sales of the Building Products Group.

  In fiscal 1991, Falcon acquired the Energair division ("Energair") of the Ingersoll-Rand Company, whose strong market position in the home center and warehouse club outlets, has strengthened Falcon's position in the DIY and refurbishing markets under such trade names as Charge Air Pro(R), Air America(R) and Pro Air II(R). Falcon also manufactures air compressors under private-label programs, which has further expanded its customer and distribution base.

  ELECTRICAL PRODUCTS GROUP

  The Electrical Products Group consists of two broad groups of businesses, those providing electrical power distribution products for the electric utility market and those supplying electrical control products for electrical equipment manufacturers. The principal products manufactured by these businesses include porcelain insulators and bushings for electrical power transformers, medium voltage electric cable, underground cable accessories, and interconnect and timing devices.

  The electrical products industry is largely dependent on utility transmission and distribution expenditures, new construction and spending levels of those manufacturers who supply electrical equipment. Spending for utility transmission equipment has been at historically low levels for the last several years and has not yet begun to improve. This has resulted in excess industry capacity and continued pricing pressures. Eagle believes that future growth in revenue and earnings in this industry is largely dependent on increased electric utility capital spending from the currently depressed levels and further recovery of the residential and commercial construction markets in North America.

  Electrical Power Distribution Products

  Major products manufactured by these businesses for the electrical power distribution market include: Elastimold's pre-molded terminators, separable connectors, cable joints and surge arrestors for underground power distribution systems; Hendrix's residential power distribution cables, aerial cable systems and medium voltage accessory products; and Lapp's porcelain insulators and bushings for electrical power transformers and circuit breakers.

  Elastimold is a designer, manufacturer and marketer of underground medium and high voltage cable accessories for the electric utility industry in North America. Many of Elastimold's products are used for power distribution systems related to housing starts. Elastimold has established joint ventures and partnerships in Europe and Asia to increase its distribution base.

  These businesses market their products through a number of distribution channels, including manufacturers' representatives, original equipment manufacturers and authorized distributors, as well as through a direct sales staff. Elastimold's electrical products are marketed directly to North American, Canadian and European electric utilities through a direct sales staff, manufacturers' representatives and authorized distributors. Elastimold also maintains a world-wide presence through joint ventures in western Europe, Japan and Taiwan. Hendrix markets its products primarily to electric utilities and electrical equipment manufacturers through a network of manufacturers and distributors. Lapp's products are sold principally to domestic electric utility companies and to manufacturers of equipment used by utilities.

  Since the electrical power distribution products are used primarily in the transmission and distribution of electricity, the operating performance of these businesses depends, in part, on the demand for residential and commercial construction. Although not heavily dependent upon the construction of new power plants, these companies' business prospects are closely tied to the electric utility industry.

  Industrial Electrical Products

  Eagle's Industrial Electrical Products consists of four businesses, hereinafter referred to as IEP. These businesses provide products that serve a wide variety of markets with a number of recognized names such as: Agastat(R) timers and protective relays; Buchanan(R) electrical terminal blocks and electronic connectors; Russellstoll(R) medium to high amperage electrical connectors; pin and sleeve plug and receptacle connector devices for the world-wide refrigerated container industry. In addition, these businesses manufacture and distribute airfield transformers, connector kits and cable assemblies. The product lines are sold through an extensive distributor network, supplemented with direct sales to original equipment manufacturers and to end users in the United States, Canada and Europe.

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

  Mighty and Parts House distribute automotive parts and accessories principally throughout the United States. Mighty is an owner and operator of automotive parts franchise operations and has approximately 150 franchises nationwide and two distribution centers that sell automotive parts in the aftermarket to professional dealers and installers. Mighty also markets new territories and re-markets existing territories to generate franchise fee revenues. Mighty repackages and distributes Mighty private label auto parts to franchisees and other company locations, and owns and operates nine locations directly. Parts House, headquartered in Jacksonville, Florida, is a wholesale distributor of nationally branded automotive parts and accessories serving primarily the Southeast region of the United States and operates through three principal distribution centers.

  Denman manufactures and distributes over 1,000 different types of specialty pneumatic tires, including tires for classic and racing automobiles, all-terrain vehicles, motorcycles, light and medium duty trucks, farm, mining, and other industrial vehicles. Denman's products are marketed nationally under both the Denman brand name and the private label names of certain Denman customers. Denman distributes its tires primarily through five major wholesale distributors, and services its customers through a direct sales force. Substantially all of Denman's sales are to the replacement tire market.

  Clevaflex manufactures and distributes multi-ply, flexible tubing for carburetor air ducts used in automobile emission systems and other automotive-engine compartment applications. Clevaflex has a direct sales force which distributes its products to original equipment manufacturers in the automotive markets.

  COMMERCIAL AVIATION PRODUCTS

  Burns manufactures and distributes commercial airline seating for the commercial aviation market. The financial difficulties experienced by the domestic airline industry have resulted in a reduction in capital spending for commercial aircraft and associated equipment. However, Burns derives a significant portion of its aviation business from the foreign aviation market, which has not been as adversely affected as the domestic industry. Eagle believes that future revenue and earnings growth for this business is largely dependent on worldwide capital spending in the aviation industry.

  Burns manufactures and refurbishes commercial airline seating, including passenger, observer and flight attendant seating. In addition, Burns manufactures various spare parts, including seat cushions and covers for aftermarket sale in the commercial aircraft markets. Burns sells its Innovator(R), Airest(R) 5, Airest(R) 202 and Airest(R) Commuter seating products primarily to the major air carriers in the United States and Europe. Burns has been able to successfully diversify its customer base from a domestic regional orientation to an international mix and currently derives approximately 70% of its new seat revenues from foreign carriers.

COMPETITION

  Eagle faces competition in each of the various product lines from numerous firms within the United States and internationally. Eagle's businesses compete primarily with several domestic competitors in their various markets. Eagle strives to position its businesses as market leaders, desiring to achieve a position as one of the top three suppliers in each of the individual markets which its businesses serve. Eagle's businesses compete with other companies on the basis of price, service, product quality, availability and delivery. Certain of Eagle's competitors are larger and have greater financial resources than Eagle.

SEASONALITY, WORKING CAPITAL AND CYCLICALITY

  Sales of certain of Eagle's products are subject to seasonal variation. Seasonal factors historically have not had a significant effect on working capital requirements as Eagle has been able to adjust its production to meet these seasonal demands. Sales of products manufactured within the Building Products Group are primarily dependent on residential and commercial construction and home improvement markets. Sales of certain products manufactured within the Electrical Products Group are also dependent on the construction industry. Due to seasonal factors associated with the construction industry, sales of these products are typically lower during the winter season than at other times of the year. Most of the industries in which the Company competes are particularly sensitive to changes in the economy. Future downturns in the economy would negatively affect the Company's operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RAW MATERIALS, SUPPLIERS AND CUSTOMERS

  Eagle purchases raw materials, principally steel, aluminum, alloy metals, clay and other supplies from numerous domestic and foreign suppliers. These raw materials and other supplies are generally available. Eagle's businesses market their products to numerous domestic and foreign customers. As previously discussed, Sears accounts for approximately 19% of sales in the Building Products Group.

RESEARCH AND DEVELOPMENT

  Eagle and its subsidiaries invest in research and development of new products. See Note 1 to the Eagle Consolidated Financial Statements for information regarding research and development expenses.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

  There are several registered patents and trademarks used by businesses within the Building Products Group, the Electrical Products Group and the Automotive Products Group, none of which are individually significant to the consolidated operations of Eagle. Eagle's businesses do not materially rely on any single patent, license or franchise.

BACKLOG

  The following table indicates the approximate backlog for each of Eagle's business groups as of the dates indicated. Approximately $34 million of the backlog at December 31, 1994 is expected to be shipped in 1996 or after, substantially all of which relates to Burns.

                                                       DECEMBER 31,         DECEMBER 31,
                                                          1994                 1993
                                                       -----------          ------------
                                                                            (RESTATED)
                                                               (IN MILLIONS)
               Building Products Group...........         $ 39.7               $ 25.6
               Electrical Products Group.........           68.6                 46.2
               Automotive Products Group.........            2.6                  2.9
               Corporate and Other...............           72.2                 93.4
                                                          ------               ------
                       Total.....................         $183.1               $168.1
                                                          ======               ======

OTHER MATTERS

  ENVIRONMENTAL MATTERS

  As manufacturing companies, Eagle's subsidiaries are subject to various environmental laws concerning air emissions, discharges into water and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. In addition to costs associated with regulatory compliance, companies such as those within Eagle, which in prior years have disposed of hazardous material at various sites, may be liable under various federal and state laws for the costs of the clean-up of such sites. It is impossible to predict accurately Eagle's future expenditures for environmental matters; however, Eagle anticipates that future environmental requirements will become more stringent, which may result in increased expenditures. It is Eagle's policy to take all reasonable measures to control and eliminate pollution resulting from its operations. Eagle believes that as a general matter its policies, practices and procedures in these areas are adequate to prevent unreasonable risk of environmental and other damage, and the resulting financial liability.

  Eagle believes, based on consultations with legal counsel and environmental consultants and its own reviews of the nature and extent of potential liabilities, that compliance with existing environmental protection laws, including those requiring clean-up of hazardous waste, will not have a material adverse effect on Eagle's financial position, results of operations or competitive position. The Company believes that its reserves related to environmental liabilities are adequate. The amounts spent by Eagle on environmental expenditures were not material to Eagle's results of operations or financial position in the years ended December 31, 1994 and 1993, the five months ended December 31, 1992 or in fiscal 1992. It is impossible, however, to predict with certainty the level of expenditures with respect to any such obligations, in part because a substantial portion of any expenditure is a function of unsettled and evolving enforcement and regulatory policies in states where Eagle conducts its business.

  EMPLOYEES

  Eagle's continuing operations employed approximately 7,000 employees as of December 31, 1994. Approximately 2,500 employees are represented by 13 unions. Collective bargaining is conducted on a subsidiary-by-subsidiary basis with local unions belonging to various national and international unions.
Management believes that labor relations are satisfactory at all subsidiaries.

ITEM 2. PROPERTIES

  Eagle's manufacturing, warehouse, distribution and office facilities are located in 68 locations and total approximately 6.0 million square feet. Eagle believes these facilities, which are summarized below, are adequate for its current and foreseeable requirements.

                                                               THOUSANDS OF SQUARE FEET
                                                         --------------------------------------
                                          LOCATIONS         LEASED          OWNED        TOTAL
                                          ---------      ------------    ----------    --------
 Building Products Group . . . . .             14             351          2,813         3,164
 Electrical Products Group . . . .             24              48          1,556         1,604
 Automotive Products Group . . . .             26             500            347           847
 Commercial Aviation Products  . .              3              89            268           357
 Corporate . . . . . . . . . . . .              1              10             --            10
                                               --             ---          -----         -----
                                               68             998          4,984         5,982
                                               ==             ===          =====         =====

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

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

  At December 31, 1994, Eagle had 1,000 shares of common stock authorized, issued and outstanding, all of which was held by GAMI. In March 1995, Eagle amended and restated its Certificate of Incorporation to authorize 3,000,000 shares of common stock with a par value of $.01 per share. In addition, in March 1995 the Company distributed, as a stock dividend, 1,860 shares of its common stock for each share outstanding, resulting in 1,860,000 shares issued and outstanding. Eagle does not currently intend to pay cash dividends to its stockholder. Eagle's dividend policy will be reviewed from time to time by its Board of Directors in light of Eagle's earnings, financial position and other factors deemed relevant by the Board of Directors. In addition, the amount of cash dividends, if any, which may be paid on the Eagle Common Stock is restricted by debt agreements.

  As discussed in Note 11 to the Eagle Consolidated Financial Statements, in January 1994 the Company received $50 million from GAMI in the form of a capital contribution.

ITEM 6. SELECTED FINANCIAL INFORMATION

  The selected financial information presented below has been derived from the audited Eagle Consolidated Financial Statements for the years ended December 31, 1994 and 1993, the five months ended December 31, 1992 and for the fiscal years ended July 31, 1990 through 1992 and should be read in conjunction with such financial statements and the notes thereto. The five month period ended December 31, 1991 is unaudited and is presented only for comparative purposes. This information has been restated to give retroactive effect to businesses accounted for as discontinued operations.

                                               YEAR ENDED          FIVE MONTHS ENDED
                                              DECEMBER 31,            DECEMBER 31,               YEAR ENDED JULY 31,
                                             --------------        ------------------       ----------------------------
                                             1994      1993         1992        1991        1992        1991        1990
                                             ----      ----        -----        -----       ----        ----        ----
                INCOME STATEMENT DATA:                                        (IN MILLIONS)
                Net sales                   $993.6  $  863.2     $  344.6    $  303.0    $  797.5    $  721.3    $  733.5
                Income (loss) from
                  continuing operations       56.8     (17.5)        (6.1)       (6.2)       (3.2)       (4.4)       10.5
                Net income (loss)             15.3    (110.6)       (11.4)       12.0        25.9        27.3        41.4

                BALANCE SHEET DATA
                  (AT END OF PERIOD):
                Total assets                $868.0  $1,021.8     $1,094.6    $1,184.3    $1,142.7    $1,177.3    $1,334.2
                Long-term debt               367.0     642.0        646.3       620.6       613.3       653.7       727.7
                Total liabilities            704.5     929.7        885.8       938.6       917.2       943.5     1,125.0
                Stockholder's equity         163.5      92.1        208.8       245.7       225.5       233.8       209.2

-------------------------------------

(A) Eagle adopted the new accounting standard "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112") effective December 31, 1993, "Accounting for Income Taxes" ("SFAS No. 109") effective January 1, 1993 and "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106") effective August 1, 1991. Refer to Notes 1, 6 and 7 to the Eagle Consolidated Financial Statements for additional information regarding the adoption of these accounting pronouncements.

(B) See Note 3 to the Eagle Consolidated Financial Statements for information regarding acquisitions.

(C) See Note 11 to the Eagle Consolidated Financial Statements for information regarding certain adjustments to stockholder's equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following should be read in conjunction with the Eagle Consolidated Financial Statements included herein.

GENERAL

  After the sale of certain businesses in the Industrial Products Group and Specialty Products Group the Company has three reportable segments. The operations of Burns are now combined with Corporate. In 1993, the Company was actively pursuing options for the sale of Lapp and reflected it as a discontinued operation. In the fourth quarter of 1994, the Company decided that the value of this business would be maximized by retaining Lapp as part of its continuing operations and restructured the business. Accordingly, Lapp has been reclassified to continuing operations as part of the Electrical Products Group for all periods presented.

  Effective December 16, 1992, Eagle changed its year end from July 31 to December 31. Information for the year ended December 31, 1992 is unaudited and has been presented for comparative purposes only.

  As disclosed in Notes 1 and 7 to the Eagle Consolidated Financial Statements, Eagle adopted the provisions of SFAS No. 109 effective January 1, 1993. By adopting this standard, Eagle reduced its net deferred tax assets by $3.5 million and recorded a corresponding charge of $3.5 million.

  As disclosed in Note 1 to the Eagle Consolidated Financial Statements, Eagle adopted the provisions of SFAS No. 112 effective December 31, 1993. By adopting this standard, Eagle increased its accrued expenses by $3.0 million and recorded a corresponding pretax charge of $3.0 million.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1994 AS COMPARED TO YEAR ENDED DECEMBER 31, 1993

Net Sales

  Following are net sales by business group:

                                       YEAR ENDED DECEMBER 31,             INCREASE/(DECREASE)
                                       -----------------------           ------------------------
                                         1994            1993            AMOUNT        PERCENTAGE
                                       -------           -----           ------        ----------
                                                (DOLLARS IN MILLIONS)
 Building Products Group . . . .       $440.7          $372.3             $ 68.4           18.4%
 Electrical Products Group . . .        279.9           261.1               18.8            7.2%
 Automotive Products Group . . .        182.3           164.2               18.1           11.0%
 Corporate and Other . . . . . .         90.7            65.6               25.1           38.2%
                                       ------          ------             ------
         Total   . . . . . . . .       $993.6          $863.2             $130.4           15.1%
                                       ======          ======             ======           ====

  Consolidated net sales for the year ended December 31, 1994 were $130.4 million or 15.1% higher than net sales for the year ended December 31, 1993. This increase was primarily due to increased volume in most of the Company's businesses.

  Net sales of $440.7 million for the year ended December 31, 1994 for the Building Products Group were $68.4 million or 18.4% higher than in the 1993 period. This increase resulted from an increased level of housing starts, continued strong growth in the repair and remodeling markets and market share gains. Sales to Sears increased due to higher volume of redesigned Craftsman(R) air compressors. Price increases and continued market penetration of flexible duct products, as well as geographic expansion into the Western United States, generated higher net sales of air distribution and air handling products. Changes in governmental regulations requiring the use of low water volume toilets generated increased sales of ultra-low-flush toilets.

  Net sales of $279.9 million for the year ended December 31, 1994 for the Electrical Products Group were $18.8 million or 7.2% higher than in the 1993 period. This increase was primarily due to increased volume at Hendrix and Elastimold due to an improvement in the economy, a product line acquisition at Elastimold in 1993 and to a lesser extent, an improvement in pricing. This increase was partially offset by decreased volume at Lapp due to soft markets and the sale of its polymer product line.

  Net sales of $182.3 million for the year ended December 31, 1994 for the Automotive Products Group were $18.1 million or 11.0% higher than in the 1993 period. This increase was primarily due to increased volume at most businesses within the group, due to increased market penetration and geographic expansion.

  Other net sales of $90.7 million for the year ended December 31, 1994 were $25.1 million or 38.2% higher than in the 1993 period. This increase was primarily due to shipments under a major order from British Airways at Burns.

Gross Earnings

  Consolidated gross earnings of $200.9 million for the year ended December 31, 1994 were $35.0 million higher than in the 1993 period. This increase was primarily due to the higher volume in the 1994 period. Consolidated gross margin was 20.2% in 1994 and 19.2% in 1993. This increase was primarily due to increased volume and, to a lesser extent, improved pricing.

Operating Income

  Following is operating income by business group:

                                       YEAR ENDED DECEMBER 31,             INCREASE/(DECREASE)
                                       ------------------------          ------------------------
                                         1994            1993            AMOUNT        PERCENTAGE
                                       --------         ------           ------        ----------
                                                   (DOLLARS IN MILLIONS)
 Building Products Group . . . .        $ 53.4            $ 47.5          $   5.9           12.6%
 Electrical Products Group . . .          (7.3)              9.9            (17.2)        (173.4)%
 Automotive Products Group . . .           8.8               6.2              2.6           41.8%
 Corporate and Other . . . . . .         (21.1)            (18.2)            (2.9)         (15.9)%
                                        ------            ------           ------
         Operating Income  . . .        $ 33.8            $ 45.4          $ (11.6)         (25.6)%
                                        ======            ======           ======          =====

  Consolidated operating income for the year ended December 31, 1994 was $33.8 million compared to $45.4 million in 1993. This decrease was primarily due to the recording of $24.6 million of restructuring charges in the Electrical Products Group for Lapp in 1994. Excluding these restructuring charges and $2.6 million of restructuring charges in 1993, operating income increased $10.4 million or 21.4%. This increase was primarily due to the increased sales volume, partially offset by $8.7 million of charges recorded to establish additional insurance reserves.

  Operating income for the year ended December 31, 1994 for the Building Products Group was $5.9 million or 12.6% higher than in 1993. This increase was primarily due to increased volume, partially offset by $3.9 million of charges to establish self-insurance reserves.

  Operating income for the Electrical Products Group of $9.9 million in 1993 declined to an operating loss of $7.3 million in 1994. The operating loss in 1994 resulted primarily from charges of $24.6 million related to Lapp's exit from its polymer product line and the restructuring of its porcelain operations. In 1993 IEP recorded restructuring charges of $2.0 million related to the relocation of one of its manufacturing facilities and Elastimold recorded restructuring charges of $0.6 million related to an early retirement program. See Notes 4 and 8 to the Eagle Consolidated Financial Statements for a further discussion regarding these charges. Excluding the effects of restructuring charges in 1994 and 1993, operating income for the year ended December 31, 1994 for the Electrical Products Group was $4.8 million or 37.6% higher than in 1993. This increase was primarily due to increased volume and, to a lesser extent, improved pricing at Hendrix and Elastimold partially offset by $2.7 million of charges to establish self-insurance reserves. Excluding the effects of restructuring charges, operating margins were 6.2% and 4.8% for the years ended December 31, 1994 and 1993, respectively, due to the above mentioned factors.

  Operating income for the year ended December 31, 1994 for the Automotive Products Group was $2.6 million or 41.8% higher than in 1993. This increase was primarily due to increased volume at most businesses within this group, partially offset by $0.5 million of charges recorded to establish self-insurance reserves. Operating margins were 4.9% and 3.8% for the years ended December 31, 1994 and 1993, respectively, due to the above mentioned factors.

  Corporate and other expenses for the year ended December 31, 1994 were $2.9 million or 15.9% higher than in the 1993 period. This increase was primarily due to $1.6 million of charges recorded to establish self-insurance reserves and $5.2 million of expenses associated with the Company's asset securitization program. These increases were partially offset by improvements at Burns due to increased volume and the write- down of certain receivables and inventory in 1993. The 1993 period also reflects a one-time curtailment gain associated with a pension plan of $1.3 million.

Interest Expense

  Net interest expense related to continuing operations was $37.1 million for the year ended December 31, 1994 compared to $61.8 million for the comparable 1993 period. This decrease was primarily due to the overall decrease in the level of debt coupled with the decrease in interest rates associated with the refinancing completed in January 1994.

Income From Continuing Operations (Before Income Taxes)

  The income from continuing operations before income taxes for the year ended December 31, 1994 was $57.7 million. This was primarily due to the $61 million gain on the sale of Falcon's stock, partially offset by the aforementioned $24.6 million restructuring charges for Lapp.

Income Tax Provision

  The Company's tax provision for continuing operations for the year ended December 31, 1994 reflected the tax free gain on the sale of subsidiary stock partially offset by non-deductible expenses including goodwill amortization. See Note 7 to the Eagle Consolidated Financial Statements for a further analysis of the effective tax rate.

YEAR ENDED DECEMBER 31, 1993 AS COMPARED TO YEAR ENDED DECEMBER 31, 1992

Net Sales

  Following are net sales by business group:

                                                YEAR ENDED DECEMBER 31,            INCREASE/(DECREASE)
                                            -----------------------------    ----------------------------
                                                 1993            1992           AMOUNT        PERCENTAGE
                                                ------          -------         ------        ----------
                                                        (DOLLARS IN MILLIONS)
  Building Products Group . . . .           $372.3            $345.2           $ 27.1             7.9%
  Electrical Products Group . . .            261.1             257.0              4.1             1.6%
  Automotive Products Group . . .            164.2             139.8             24.4            17.5%
  Corporate and Other . . . . . .             65.6              97.1            (31.5)         (32.4)%
                                            ------            ------           ------
    Total   . . . . . . . . . . .           $863.2            $839.1           $ 24.1             2.9%
                                            ======            ======           ======          ======

  Excluding the effects of acquisitions, consolidated net sales for the year ended December 31, 1993 were $21.7 or 2.6% higher than net sales for the year ended December 31, 1992. This increase was primarily due to increased volume at the Company's automotive parts distribution businesses, Denman and Falcon, partially offset by declines at Burns and Lapp.

  Net sales of $372.3 million for the year ended December 31, 1993 for the Building Products Group were $27.1 million or 7.9% higher than in the 1992 period. This increase was primarily due to increased volume, and to a lesser extent, improved pricing at Falcon. These increases were primarily the result of improvement in the residential construction market.

  Net sales of $261.1 million for the year ended December 31, 1993 for the Electrical Products Group were $4.1 million or 1.6% higher than in the 1992 period. Approximately $2.4 million of the increase was due to a product line acquisition made by Elastimold. The remainder of the increase was primarily due to increased volume and improved pricing at Hendrix and increased international volume at Elastimold, partially offset by decreased volume and price declines at Lapp caused by softness in the economy and lower porcelain insulator volume.

  Net sales of $164.2 million for the year ended December 31, 1993 for the Automotive Products Group were $24.4 million or 17.5% higher than in the 1992 period. This increase was primarily due to increased volume at Denman and as a result of an increase in the customer base at the automotive parts distribution businesses.

  Other net sales of $65.6 million were $31.5 or 32.4% lower than the 1992 period. The decrease was due to lower volume at Burns due to decreased expenditures in the aviation industry and a large order in the 1992 period, which was not repeated in 1993.

Gross Earnings

  Consolidated gross earnings of $165.9 million for the year ended December 31, 1993 were $2.0 million lower than in the 1992 period. This decrease was primarily due to a write down of inventory at Burns. Consolidated gross margin of 19.2% in 1993 was down from 20.0% in the comparable 1992 period.

Operating Income

  Following is operating income by business group:

                                        YEAR ENDED DECEMBER 31,           INCREASE/(DECREASE)
                                       -------------------------      ---------------------------
                                        1993            1992           AMOUNT        PERCENTAGE
                                        -----          -----           ------        ----------
                                                  (DOLLARS IN MILLIONS)
  Building Products Group . . . .        $ 47.5          $ 44.1           $  3.4             7.7%
  Electrical Products Group . . .           9.9            17.8             (7.9)          (44.0)%
  Automotive Products Group . . .           6.2             3.6              2.6            72.5%
  Corporate and Other . . . . . .         (18.2)           (9.8)            (8.4)          (86.3)%
                                         ------          ------           ------
    Operating Income  . . . . . .        $ 45.4          $ 55.7           $(10.3)          (18.4)%
                                         ======          ======           ======          ======

  Consolidated operating income for the year ended December 31, 1993 was $45.4 million compared to operating income of $55.7 million in 1992. Excluding restructuring charges of $2.6 million, operating income decreased $7.7 million or 13.8%. This decrease was primarily due to lower sales volume at Lapp and Burns, and a write down of certain inventory and receivables at Burns of $6.7 million. The decline was partially offset by increased sales volume at Denman and the Company's automotive parts distribution businesses and an increase in price and volume at Hendrix and Falcon.

  Operating income for the year ended December 31, 1993 for the Building Products Group was $3.4 million or 7.7% higher than in 1992. This increase was primarily due to improved pricing and increased volume of air distribution and air handling products, partially offset by decreased pricing and higher operating costs at the bathroom plumbing fixtures operations. Operating margin for the group was 12.8% for the years ended December 31, 1993 and 1992.

  The Electrical Products Group recorded restructuring charges totaling $2.6 million in the third and fourth quarter of 1993. Elastimold recorded charges of $0.6 million related to an early retirement program. IEP recorded charges of $2.0 million for additional costs associated with the relocation of one of its manufacturing facilities from New Jersey to Florida. Excluding the effects of restructuring charges, operating income for the Electrical Products Group was $5.3 million or 29.4% lower than in 1992. This decrease was primarily due to decreased volume and pricing at Lapp and declines at Elastimold caused by decreased earnings at its European joint venture. These decreases were partially offset by improved pricing at Hendrix and reduced manufacturing costs at IEP. Excluding the effects of restructuring charges, operating margins were 4.8% and 6.9% for the years ended December 31, 1993 and 1992, respectively, due to the above mentioned factors.

  Operating income for the year ended December 31, 1993 for the Automotive Products Group was $2.6 million or 72.5% higher than in 1992. This increase was primarily due to increased sales volume at Denman and the automotive parts distribution businesses. Operating margins were 3.8% and 2.6% for the years ended December 31, 1993 and 1992, respectively, due to the above mentioned factors.

  Corporate and other expenses for the year ended December 31, 1993 were $8.4 million or 86.3% higher than in the 1992 period. This increase was primarily due to lower volume and prices at Burns, as well as a write-down of certain receivables and inventory at Burns, partially offset by a one-time curtailment gain of $1.3 million associated with a pension plan.

Interest Expense

  Net interest expense related to continuing operations was $61.8 million for the year ended December 31, 1993 compared to $58.6 million for the comparable 1992 period. This increase is primarily attributable to a decrease in interest income.

Loss From Continuing Operations (Before Income Taxes)

  The loss from continuing operations before income taxes for the year ended December 31, 1993 was $16.4 million compared to a loss of $3.0 million in 1992. The increase in the loss is primarily due to the write-down of certain accounts receivable and inventory of $6.7 million at Burns and restructuring charges totaling $2.6 million at IEP and Elastimold.

Income Tax Provision

  The Company's tax benefit from continuing operations for the year ended December 31, 1993 reflected the significant amount of non-deductible expenses including goodwill amortization. See Note 7 to the Eagle Consolidated Financial Statements for a further analysis of the effective tax rate.

DISCONTINUED OPERATIONS

  In September 1993, the Company adopted a formal plan to sell Lapp. As a result, Lapp was reflected as a discontinued operation. In the fourth quarter of 1994, the Company concluded that the value of this business would be maximized by retaining Lapp as part of its continuing operations and restructuring the business. As a result, the net assets and results of operations for all periods presented have been reclassified from discontinued operations to continuing operations. See Notes 4 and 8 to the Eagle Consolidated Financial Statements for a further discussion regarding Lapp.

  In September 1994, the Company sold certain assets of Caron International, Inc. ("Caron") for cash proceeds of $3.0 million and a $4.0 million note. In August 1994, the Company completed the sale of certain assets and liabilities of Hill Refrigeration, Inc. ("Hill") for cash proceeds of $8.8 million. In addition, the Company is pursuing the sale of Gerry Sportswear, Inc. ("Gerry"). The Company recorded a pretax charge of $53.2 million and applicable tax benefits of $12.9 million in 1994 for estimated losses from operations and the ultimate disposition of Hill, Caron and Gerry. The Company also recorded pretax charges in 1994 of $5.8 million and applicable tax benefits of $2.3 million to establish additional self-insurance reserves and $6.4 million of additional reserves and applicable tax benefits of $2.2 million for costs associated with businesses previously sold by the Company.

  In June 1994, the Company sold the stock of Pfaudler, Inc. ("Pfaudler") and Chemineer, Inc. ("Chemineer") to Robbins & Myers, Inc. The Company received cash proceeds of $59.9 million and a $50.0 million, 5.5% subordinated note (accreted value of $36.3 million at December 31, 1994). In addition, the Company received stock appreciation rights with respect to 2 million shares of common stock of Robbins & Myers, Inc. The Company recorded a pretax gain of $21.8 million and applicable taxes of $6.7 million with respect to the sale of Pfaudler and Chemineer.

  The Company sold Power Structures and certain assets of Underground Technologies in the fourth quarter of 1993 for total proceeds of $3.5 million. The Company made a provision of $13.4 million, net of applicable tax benefit of $3.2 million, for estimated losses from operations and from the ultimate disposition of these businesses.

  In February, 1993, Eagle sold a 60% interest in Signet Armorlite, Inc. ("Signet") to Galileo Industrie Ottiche, S.p.A. ("Galileo"). Signet manufactures and distributes ophthalmic lenses used for eyeglasses and also distributes supplies used in ophthalmic lens processing. The Company received cash proceeds of approximately $23 million from the sale, which were used to reduce outstanding debt. The Company recorded a pretax loss of $5.0 million with a corresponding tax benefit of $2.0 in December 1992. See Note 4 to the Eagle Consolidated Financial Statements for a further discussion of the sale agreement and resulting accounting treatment.

  During fiscal 1992, Eagle and its subsidiaries completed the sale of its process pump business, Pulsafeeder, Inc. and subsidiaries ("Pulsafeeder"), for total cash and other consideration of $69.0 million, as a result of which a net gain of approximately $10.6 million was recorded during the fourth quarter of fiscal 1992. In addition, Eagle sold the net assets of Equality to GAMI for approximately $17.0 million. Eagle did not record any gain on the sale of Equality.

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

  The provision for income taxes reflected for discontinued businesses recognizes the tax effects related specifically to the discontinued businesses. Income tax benefits of $6.5 million and $7.4 million were recorded in connection with the ultimate disposition of companies recorded as discontinued operations in 1994 and 1993, respectively. These amounts include a provision of $4.2 million in 1994 and a benefit of $4.2 million in 1993 related to the classification of Lapp as a discontinued operation in 1993 and the reclassification to continuing operations in 1994. The tax benefits recorded differ from that computed by utilizing the U.S. federal tax rate due to certain non-deductible losses, principally the write down of goodwill. Income tax expense of $18.7 million was provided against the net gains on disposal of businesses in fiscal 1992. The tax recorded on the gains recorded in fiscal 1992 differs from that computed by utilizing the U.S. federal tax rate due to state taxes, certain non-deductible losses, the effect of net-of-tax accounting, the effect of foreign tax credits and excess tax gain over the book gain attributable to differences between the book and tax basis of assets related to businesses sold.

LIQUIDITY AND CAPITAL RESOURCES

  Eagle has historically met its debt service, capital expenditure requirements and operating needs through a combination of operating cash flow and external financing.

Operating Cash Flow

  Cash flow from continuing operating activities ("Operating Cash Flow") was $215.3 million for the year ended December 31, 1994. Excluding the effects of the asset securitization program, Operating Cash Flow was $105.0 million compared to $12.7 million in 1993. This increase was primarily due to improved working capital management and a reduction in the amount of interest paid as a result of the Refinancing (defined below).

Credit Facilities

  In January 1994, the Company consummated a Refinancing (the "Refinancing"), the proceeds of which were utilized to repay and redeem all of its then outstanding bank credit facilities, the remaining $149 million of its 13% Senior Subordinated Notes ("13% Notes") and the 13.75% Senior Subordinated Notes ("13.75% Notes"). A portion of the proceeds from the Refinancing were derived from a new $425 million senior bank credit facility made available to Eagle Industrial Products Corporation, ("Eagle Industrial"), a newly formed wholly owned subsidiary of the Company. The Company also entered into an asset securitization program (the "Securitization") whereby it sold certain of its accounts receivable for approximately $110 million. In addition, the Company received a capital contribution from GAMI of $50 million in connection with the Refinancing. The Company recorded a pretax extraordinary charge of $26.0 million in the first quarter of 1994 related to the Refinancing. In November 1994, as a result of the Offering, this bank credit facility was bifurcated into two separate bank credit facilities, including a $165 million facility for Falcon and an amended and restated $177 million credit facility for Eagle Industrial.

  The Eagle Industrial credit facility consists of a $92 million term loan and an $85 million revolving credit facility and expires in 2000. The Falcon credit facility consists of a $115 million term loan and a $50.0 million revolving credit facility and also expires in 2000. At December 31, 1994, an additional $11.1 million and $21.5 million was available to borrow under the Eagle Industrial and Falcon credit facilities, respectively. See Note 5 to the Eagle Consolidated Financial Statements for a further discussion of the Eagle Industrial and Falcon credit facilities.

  In July 1993, the Company completed a tender offer for $151 million of its 13% Notes. The tender of the $151 million of the 13% Notes was funded through a concurrent sale of $315 million principal amount of Senior Deferred Coupon Notes due 2003 ("Notes"). Cash interest will be payable at a rate of 10.5% per annum commencing on January 15, 1999 until maturity on July 15, 2003. The net proceeds, after deducting the tender premium, consent payments, interest on the 13% Notes tendered and other fees and expenses, amounted to approximately $167 million. In connection with the tender of the 13% Notes, the Company recognized an extraordinary charge of $8.4 million net of applicable tax benefit of $5.8 million for call premiums and expenses.

  During 1994, the Company retired $55.9 million face value ($37.8 million accreted value) of the Notes. In conjunction with this retirement, the Company recorded an extraordinary pretax gain of $0.5 million.

Capital Expenditures

  Capital expenditures were $32.1 million and $24.9 million for the years ended December 31, 1994 and 1993, respectively. Capital expenditures were $12.6 million for the five months ended December 31, 1992 and $20.6 million in fiscal 1992.

  In addition to normal maintenance expenditures, Eagle also expects to incur additional capital expenditures to develop new products and improve product quality. Capital expenditures will be funded through operating cash flow and through availability under the Eagle Industrial and Falcon credit facilities. Eagle had no material commitments for capital expenditures at December 31, 1994.

Acquisitions and Divestitures

  Although the Company has historically made a number of acquisitions, it has not made any material acquisitions since fiscal 1990. While certain preliminary discussions are at varying stages at this time, Eagle currently does not have any contract or arrangement with respect to a material acquisition.

  Eagle has sold a number of businesses, realizing cash proceeds of $71.7 million in 1994, $25.9 million in 1993 and $17.0 million in the five months ended December 31, 1992. Proceeds were $67.4 million in fiscal 1992. Eagle has considered, and in the future will consider, proposals for the sale of some or all of its interests in its businesses. However, it has, at this time, no agreements or arrangements for the sale of any of its businesses.

Other Liquidity Considerations

  Eagle is structured as a holding company and the operations of Eagle are conducted principally through its subsidiaries. Under the Notes, Eagle has no principal payments due until 2003 and no cash interest payments due until January 1999. Eagle Industrial and Falcon own all the operating subsidiaries of the Company. Eagle Industrial and Falcon will rely almost exclusively on income and cash flow from each of their operating subsidiaries to generate the funds necessary to meet debt service obligations as defined in "Credit Facilities" above. In addition, the credit facilities and agreements to which Eagle or its subsidiaries are a party, restrict the ability of Eagle or its subsidiaries to incur further indebtedness. See Note 5 to the Eagle Consolidated Financial Statements. Management believes that cash flow from continuing operations along with availability under the credit facilities and funds available through participation in the Securitization will be sufficient to pay interest on outstanding debt, meet current debt maturities, pay income taxes and fund anticipated capital expenditures.

  In November 1994, Falcon completed an initial public offering of 6,000,000 shares (30%) of its common stock at an offering price of $12.00 per share which generated net cash proceeds to the Company of $63.1 million. Substantially all of the cash proceeds were used to reduce outstanding indebtedness. The Company recorded a tax free gain of $61.0 million in conjunction with the Offering.

  Subsequent to the Offering, a separate U.S. federal income tax return will be filed for Falcon. Primarily all of the Company's deferred tax assets of $88.0 million at December 31, 1994 relate to its non-Falcon businesses. Management believes that future taxable income and tax planning strategies are available, principally through the sale of certain assets, if necessary, to fully realize the recorded net deferred tax assets and accordingly, no valuation allowance has been recorded at December 31, 1994.

IMPACT OF INFLATION

  Eagle believes that inflation has not had a significant impact on operations during the period August 1, 1991 through December 31, 1994 in any of the countries or industries in which Eagle competes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                            PAGE

Report of Independent Public Accountants  . . . . . . . . .  20
Consolidated Balance Sheets . . . . . . . . . . . . . . . .  21
Consolidated Statements of Income . . . . . . . . . . . . .  22
Consolidated Statements of Stockholder's Equity   . . . . .  23
Consolidated Statements of Cash Flows . . . . . . . . . . .  24
Notes to Consolidated Financial Statements  . . . . . . . .  26
Supplementary Financial Data (Unaudited)  . . . . . . . . .  44

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Eagle Industries, Inc.:

  We have audited the accompanying consolidated balance sheets of Eagle Industries, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholder's equity and cash flows for the years ended December 31, 1994 and 1993, the five months ended December 31, 1992 and the year ended July 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Industries, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the years ended December 31, 1994 and 1993, the five months ended December 31, 1992 and the year ended July 31, 1992, in conformity with generally accepted accounting principles.

  As explained in Note 1 and Note 7 to the consolidated financial statements, effective January 1, 1993, the Company adopted the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". As explained in Note 1 to the consolidated financial statements, effective December 31, 1993, the Company adopted the requirements of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". As explained in Note 6 to the consolidated financial statements, effective August 1, 1991, the Company adopted the requirements of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".




                                           ARTHUR ANDERSEN LLP

Chicago, Illinois,
March 16, 1995

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                                                     DECEMBER 31,
                                                                                             ---------------------------
                                                                                              1994                 1993
                                                                                              -----                ----
                                                                                                                (RESTATED)
                                             ASSETS
                 Current assets:
                          Cash and cash equivalents  . . . . . . . . . . . . .             $    31.1              $    4.8
                          Accounts receivable, net . . . . . . . . . . . . . .                  29.4                 118.4
                          Inventories, net . . . . . . . . . . . . . . . . . .                 126.5                 131.9
                          Other current assets . . . . . . . . . . . . . . . .                  76.6                  46.7
                          Net current assets of discontinued operations  . . .                   9.8                 155.2
                                                                                           ---------              --------
                          Total current assets . . . . . . . . . . . . . . . .                 273.4                 457.0

                 Property, plant and equipment, net  . . . . . . . . . . . . .                 184.9                 182.8
                 Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . .                 290.0                 299.0
                 Other assets  . . . . . . . . . . . . . . . . . . . . . . . .                 119.7                  83.0
                                                                                           ---------              --------
                          Total assets . . . . . . . . . . . . . . . . . . . .             $   868.0              $1,021.8
                                                                                           =========              ========

                              LIABILITIES AND STOCKHOLDER'S EQUITY
                 Current liabilities:
                          Current portion long-term debt . . . . . . . . . . .             $    24.7              $   18.1
                          Accounts payable . . . . . . . . . . . . . . . . . .                  64.8                  54.8
                          Accrued liabilities  . . . . . . . . . . . . . . . .                  84.2                  75.1
                                                                                           ---------              --------
                          Total current liabilities  . . . . . . . . . . . . .                 173.7                 148.0

                 Senior subordinated notes . . . . . . . . . . . . . . . . . .                 180.4                 421.9
                 Other long-term debt  . . . . . . . . . . . . . . . . . . . .                 186.6                 220.1
                 Accrued employee benefit obligations  . . . . . . . . . . . .                  73.6                  71.2
                 Other long-term liabilities . . . . . . . . . . . . . . . . .                  90.2                  68.5
                                                                                           ---------              --------
                          Total liabilities  . . . . . . . . . . . . . . . . .                 704.5                 929.7
                                                                                           =========              ========
                 Stockholder's equity:
                          Common stock, par value $.01 per share, 3,000,000
                            shares authorized, 1,860,000 issued and
                              outstanding  . . . . . . . . . . . . . . . . . .                   --                    --
                          Paid-in capital  . . . . . . . . . . . . . . . . . .                 188.7                 138.7
                          Retained deficit . . . . . . . . . . . . . . . . . .                 (21.7)                (37.0)
                          Cumulative translation adjustments and other . . . .                   1.6                  (5.0)
                          Pension liability adjustment . . . . . . . . . . . .                  (5.1)                 (4.6)
                                                                                           ---------              --------
                          Total stockholder's equity . . . . . . . . . . . . .                 163.5                  92.1
                                                                                           ---------              --------
                          Total liabilities and stockholder's equity . . . . .             $   868.0              $1,021.8
                                                                                           =========              ========





          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)


                                                                 YEAR ENDED               FIVE MONTHS ENDED         YEAR ENDED
                                                                DECEMBER 31,                DECEMBER 31,             JULY 31,
                                                         -----------------------          --------------------
                                                          1994             1993            1992           1991            1992
                                                          ----             ----            ----           ----            ----
                                                                           (RESTATED)             (RESTATED)          (RESTATED)
                                                                                                       (UNAUDITED)
Net sales . . . . . . . . . . . . . . . . . .       $   993.6           $   863.2        $   344.6       $  303.0      $  797.5
Cost of sales . . . . . . . . . . . . . . . .           792.7               697.3            277.7          240.9         634.4
                                                    ---------           ---------        ---------       --------      --------
   Gross earnings . . . . . . . . . . . . . .           200.9               165.9             66.9           62.1         163.1

Selling and administrative expenses . . . . .           126.2               112.9             46.7           40.2          99.7
Other (income) expense  . . . . . . . . . . .             7.6                (3.8)            (1.2)          (0.8)         (2.4)
Goodwill amortization . . . . . . . . . . . .             8.7                 8.8              3.7            3.6           8.5
Restructuring charges                                    24.6                 2.6              0.3           --            --
                                                    ---------           ---------        ---------       --------      --------
   Operating income . . . . . . . . . . . . .            33.8                45.4             17.4           19.1          57.3

Gain on sale of subsidiary stock  . . . . . .            61.0                  --               --             --            --

Net interest expense  . . . . . . . . . . . .            37.1                61.8             25.2           25.6          59.0
                                                    ---------           ---------        ---------       --------      --------
Income (loss) from continuing operations
  before income taxes . . . . . . . . . . . .            57.7               (16.4)            (7.8)          (6.5)         (1.7)
Provision (benefit) for income taxes from
  continuing operations . . . . . . . . . . .             0.9                 1.1             (1.7)          (0.3)          1.5
                                                    ---------           ---------        ---------       --------       -------
Income (loss) from continuing operations. . .            56.8               (17.5)            (6.1)          (6.2)         (3.2)

Discontinued operations, net of taxes:
  Operating income (loss) . . . . . . . . . .            (4.1)              (56.6)            (2.3)           1.3           1.6
  Gain (loss) on disposal . . . . . . . . . .           (21.1)              (22.1)            (3.0)           --           10.6
                                                    ---------           ---------        ---------       --------       -------
Income (loss) before extraordinary item and
  cumulative effect of change in
  accounting principles . . . . . . . . . . .            31.6               (96.2)           (11.4)          (4.9)          9.0

Extraordinary item:
  Loss from early retirement of debt, net of
    applicable income tax benefit of $9.2 in
    1994 and $5.8 in 1993 . . . . . . . . . .           (16.3)               (8.4)              --             --           --
                                                    ---------           ---------        ---------       --------       -------
Income (loss) before cumulative effect of
  change in accounting principles . . . . . .            15.3              (104.6)           (11.4)          (4.9)          9.0

Cumulative effect of change in accounting
  principles net of income tax provision
  (benefit) of $(1.0) in 1993 and $7.3 in
  December 1991 and fiscal 1992  . . . . . .               --                (6.0)              --           16.9          16.9
                                                    ---------           ---------        ---------       --------       -------
Net income (loss)  . . . . . . . . . . . . .        $    15.3           $  (110.6)       $   (11.4)      $   12.0      $   25.9
                                                    =========           =========        =========       ========       =======


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (IN MILLIONS)


                                                                                                     CUMULATIVE
                                                                                    RETAINED        TRANSLATION          PENSION
                                                    COMMON          PAID-IN         EARNINGS        ADJUSTMENTS         LIABILITY
                                                     STOCK          CAPITAL         (DEFICIT)        AND OTHER          ADJUSTMENT
                                                    ------          -------         ---------       -----------         ----------
Balance at July 31, 1991 . . . . . . . . . . .      $ --          $ 174.8           $ 59.1          $ (0.1)            $  --
  Net income . . . . . . . . . . . . . . . . .        --             --               25.9             --
  Restructuring  transaction
    (Note 11)  . . . . . . . . . . . . . . . .        --            (37.7)            --               --                 --
  Translation adjustments
    and other  . . . . . . . . . . . . . . . .        --             --               --               3.5                --
                                                    ------        -------           ------          ------             -------
Balance at July 31, 1992 . . . . . . . . . . .        --            137.1             85.0             3.4                --
  Net loss . . . . . . . . . . . . . . . . . .        --             --              (11.4)            --                 --
  Translation adjustments
    and other. . . . . . . . . . . . . . . . .        --              1.6             --              (6.9)               --
                                                    ------        -------           ------          ------             -------
Balance at December 31, 1992 . . . . . . . . .        --            138.7             73.6            (3.5)               --
  Net loss . . . . . . . . . . . . . . . . . .        --             --             (110.6)           --                  --
  Pension liability adjustment . . . . . . . .        --             --               --              --                 (4.6)
  Translation adjustments and
    other  . . . . . . . . . . . . . . . . . .        --             --               --              (1.5)               --
                                                    ------        -------           ------          ------             -------
Balance at December 31, 1993 . . . . . . . . .        --            138.7            (37.0)           (5.0)               (4.6)
  Net income . . . . . . . . . . . . . . . . .        --             --               15.3            --                  --
  Capital contribution from
    parent . . . . . . . . . . . . . . . . . .        --             50.0             --              --                  --
  Pension liability adjustment . . . . . . . .        --             --               --              --                  (0.5)
  Translation adjustments and
    other  . . . . . . . . . . . . . . . . . .        --             --               --               6.6                --
                                                    ------        -------           ------          ------             -------
Balance at December 31, 1994 . . . . . . . . .      $ --          $ 188.7           $(21.7)         $  1.6             $  (5.1)
                                                    ======        =======           ======          ======             =======





          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                     YEAR ENDED               FIVE MONTHS ENDED          YEAR ENDED
                                                                     DECEMBER 31,                DECEMBER 31,              JULY 31,
                                                                  -----------------           -----------------
                                                                  1994         1993           1992         1991            1992
                                                                  ----         ----           ----         ----            ----
                                                                            (RESTATED)           (RESTATED)               (RESTATED)
                                                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations . . . . . . . . .       $    56.8    $ (17.5)     $  (6.1)    $   (6.2)       $   (3.2)
  Adjustments to reconcile income (loss) from
    continuing operations to net cash flow from operating
    activities:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .            26.5       25.3          9.3          8.7            20.7
    Amortization . . . . . . . . . . . . . . . . . . . . . .            12.4       15.8          6.8          6.2            15.6
    Deferred income tax provision (benefit). . . . . . . . .             5.7        7.3          0.7          0.9            (3.3)
    Accretion of discount on subordinated debt . . . . . . .            20.5        9.5           --           --              --
    Net gain from sale of subsidiary stock . . . . . . . . .           (61.0)        --           --           --              --
    Proceeds from sale of accounts receivable  . . . . . . .           110.3         --           --           --              --
    Restructuring charges  . . . . . . . . . . . . . . . . .            24.6        2.6          0.3           --              --
    Cash effects of (excluding the effects  of acquisitions
      or dispositions of businesses):
          (Increase) decrease in accounts
            receivable  . . . . . . . . . . . . . . . . . .            (12.6)      (8.9)        11.6          1.3           (23.1)
          (Increase) decrease in inventories  . . . . . . .              1.8        7.8         (3.2)       (15.4)          (16.2)
           Decrease in other current assets . . . . . . . .              5.7        1.8          3.2          7.6             6.4
           Increase (decrease) in accounts payable  . . . .             12.2        1.5        (10.3)         0.4            17.2
           Increase (decrease) in accrued income taxes  . .             (1.5)     (19.0)         3.5          0.1             9.8
           Increase (decrease) in accrued liabilities and
             accrued employee benefit obligations . . . . .             13.9      (13.5)       (18.3)        (5.3)         (10.1)
                                                                   ---------    -------      -------     --------        -------
  Net cash from continuing operating activities . . . . . .            215.3       12.7         (2.5)        (1.7)          13.8
  Net cash from (used in) discontinued operations . . . . .            (21.7)       3.8        (13.6)        (1.0)          (4.6)
                                                                   ---------    -------      -------     --------        -------
  Net cash from (used in) operations: . . . . . . . . . . .            193.6       16.5        (16.1)        (2.7)           9.2
                                                                   ---------    -------      -------     --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of businesses  . . . . . . . . . . . .             71.7       25.9         17.0           --           67.4
  Proceeds from issuance of subsidiary stock  . . . . . . .             63.1         --           --           --             --
  Capital expenditures  . . . . . . . . . . . . . . . . . .            (32.1)     (24.9)       (12.6)        (6.3)         (20.6)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .            (16.4)      (4.1)        (7.8)       (13.9)         (12.2)
                                                                   ---------    -------      -------     --------        -------
  Net cash from (used in) investing activities: . . . . . .             86.3       (3.1)        (3.4)       (20.2)          34.6
                                                                   ---------    -------      -------     --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on long-term debt  . . . . . . . . . . . . .            (90.5)      (0.5)        (3.6)        (0.3)         (13.8)
  Net borrowings (repayments) on revolving
    credit facilities . . . . . . . . . . . . . . . . . . .            (41.4)     (44.6)        35.4         17.0          (24.0)
  Issuance (retirement) of senior deferred
    coupon notes, net . . . . . . . . . . . . . . . . . . .            (36.4)     184.0           --           --             --
  Repayment of senior subordinated debt . . . . . . . . . .           (234.1)    (161.0)          --           --             --
  Proceeds from bank credit facility, net . . . . . . . . .            319.9         --           --           --             --
  Repayment of senior credit facilities . . . . . . . . . .           (221.1)        --           --           --             --
  Capital contribution from parent  . . . . . . . . . . . .             50.0         --           --           --             --
  Net (payments to) advances from affiliates  . . . . . . .               --         --        (13.5)         0.1          (14.1)
                                                                   ---------    -------      -------     --------        -------
  Net cash from (used in) financing activities: . . . . . .           (253.6)     (22.1)        18.3         16.8          (51.9)
                                                                   ---------    -------      -------     --------        -------
CHANGE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . .             26.3       (8.7)        (1.2)        (6.1)          (8.1)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . .              4.8       13.5         14.7         22.8           22.8
                                                                   ---------    -------      -------     --------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . .        $    31.1    $   4.8      $  13.5     $   16.7        $  14.7
                                                                   =========    =======      =======     ========        =======





          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                 (IN MILLIONS)


                                                                     YEAR ENDED               FIVE MONTHS ENDED         YEAR ENDED
                                                                    DECEMBER 31,                DECEMBER 31,             JULY 31,
                                                                  -----------------           -----------------
                                                                  1994         1993           1992         1991            1992
                                                                  ----         ----           ----         ----            ----
                                                                                                        (UNAUDITED)
NET CASH PAID (RECEIVED) DURING THE
PERIOD FOR (RELATING TO CONTINUING AND
DISCONTINUED OPERATIONS):
  Interest . . . . . . . . . . . . . . . . . . . . . . . . .      $  27.3      $  62.2        $  33.0      $  37.4        $  74.1
  Income taxes . . . . . . . . . . . . . . . . . . . . . . .         (5.3)        (1.5)          15.6        (10.5)          (6.8)

NONCASH TRANSACTIONS:
  Equity transactions:
    Adjustment decreasing additional paid-in capital . . . .      $    --      $    --        $    --      $    --        $ (37.7)
    Adjustment decreasing other long-term assets . . . . . .           --           --             --           --           37.7
                                                                  -------      -------        -------      -------        -------
                                                                  $    --      $    --        $    --      $    --        $    --
                                                                  =======      =======        =======      =======        =======



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF CONSOLIDATION:

  Eagle Industries, Inc. (the "Company" or "Eagle") is a wholly-owned subsidiary of Great American Management and Investment, Inc. ("GAMI"). The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Effective December 16, 1992, Eagle changed its year end from July 31 to December 31.

  SALE OF SUBSIDIARY STOCK:

  In November 1994, Falcon Building Products, Inc. ("Falcon"), a wholly-owned subsidiary of the Company, completed an initial public offering of 6,000,000 shares (30%) of its common stock (the "Offering"). The Company recorded a tax free gain of $61.0 million in conjunction with the Offering. Substantially all of the cash proceeds were used to reduce outstanding indebtedness. Falcon is a domestic manufacturer and distributor for the residential and commercial construction and home improvement markets and is comprised of the Company's Building Products Group.

  CASH AND CASH EQUIVALENTS:

  All highly liquid investment instruments with original maturities of three months or less are considered to be cash equivalents.

  INVENTORIES:

  Inventories are stated at the lower of cost or market. Cost includes raw materials, labor and manufacturing overhead. The last-in, first-out ("LIFO") method of inventory valuation is used for 59.4% and 57.2% of inventory at December 31, 1994 and 1993, respectively. The first-in first-out ("FIFO") method of inventory valuation is used for the remaining inventory.

  PROPERTY, PLANT AND EQUIPMENT:

  Property, plant and equipment is stated at cost. Cost is based on appraised fair market values when allocating the purchase price for acquisitions. The straight-line method is generally used to provide for depreciation over the estimated useful lives of the assets.

  GOODWILL:

  Goodwill represents the purchase price associated with acquired businesses in excess of the fair value of the net assets acquired. Goodwill is amortized on a straight-line basis primarily over forty years. Accumulated amortization was $46.0 million and $37.3 million at December 31, 1994 and 1993, respectively.

  The Company assesses the recoverability of unamortized goodwill allocated to each of its individual acquired businesses as follows: A) continuing operations - whenever current operating income is not sufficient to recover current amortization of goodwill or when events and circumstances indicate that future operating income and cash flow may be negatively affected, the recoverability is evaluated based upon the estimated future operating income and undiscounted cash flow of the related entity during the remaining period of goodwill amortization, and; B) entities to be divested - the carrying value of the net assets of each entity, including the amount of goodwill assigned thereto, is compared to the expected divestiture proceeds. If a loss is indicated, it is recorded when known; gains are recorded when the divestiture occurs.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1994


  REVENUE RECOGNITION:

  The Company recognizes revenues as products are shipped.

  POSTEMPLOYMENT BENEFITS:

  The Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 112 "Employers' Accounting for Postemployment Benefits" effective December 31, 1993. By adopting this standard, the Company increased its accrued expenses by $3.0 million and recorded a corresponding pretax charge of $3.0 million and applicable tax benefits of $1.0 million reflected as a "Cumulative effect of change in accounting principle".

  RESEARCH AND DEVELOPMENT:

  Research, product development and engineering facilities are maintained at various subsidiary locations. Research and development efforts center on developing improved materials and designs for existing products and the creation of new products and equipment. Research and development costs are expensed as incurred. Research and development costs were $2.5 million and $1.3 million for the years ended December 31, 1994 and 1993, respectively, $0.8 million for the five months ended December 31, 1992 and $1.6 million in fiscal 1992.

  INCOME TAXES:

  The Company is included in GAMI's consolidated U.S. federal income tax return. Under the terms of a tax sharing arrangement with GAMI, the Company computes and pays to GAMI its liability for U.S. federal income taxes as if the Company filed a separate U.S. federal income tax return. Falcon was included in this tax sharing arrangement until consummation of the Offering in November, 1994. For periods subsequent to the Offering, a separate U.S. federal income tax return will be filed for Falcon. The Company files separate U.S. state and non-U.S. income tax returns.

  The Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes" effective January 1, 1993. This new standard changed the Company's method of accounting for income taxes from the deferred method required under APB No. 11 to the asset and liability method. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. (See Note 7.)

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

(2) ACCOUNTS RECEIVABLE

  In January 1994 the Company entered into an asset securitization program (the "Securitization") whereby it sold certain of its accounts receivable for proceeds of $110.3 million and a residual interest in a trust to which the receivables are transferred. In connection with the Securitization, the Company entered into a receivable sale agreement whereby it will sell, with limited recourse, on a continuous basis, an undivided interest in substantially all

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1994


of its accounts receivable. Under the agreement, which expires in 1999, the maximum amount of proceeds which may be accessed through this agreement at any one time is $145 million and is subject to change based on the level of eligible receivables and restrictions on concentration of receivables. At December 31, 1994, uncollected receivables sold under the agreement were $114.3 million. The cost related to the sale of receivables under this program was $5.2 million in the year ended December 31, 1994, and is included in selling and administrative expenses. The residual interest in the trust of $28.4 million is reflected in other current assets.

(3) ACQUISITIONS

  In September 1992, GAMI contributed all of the outstanding capital stock of North Riverside Holdings, Inc. ("North Riverside") to Eagle. Substantially all of North Riverside's operations are conducted through two automotive aftermarket parts distributors. The contribution of North Riverside to the Company has been accounted for in a manner similar to a pooling-of-interests under the provisions of APB No. 16.

(4) DISCONTINUED OPERATIONS

  In September 1993, the Company adopted a formal plan to sell Lapp Insulator Company ("Lapp"). As a result, Lapp was reflected as a discontinued operation. In the fourth quarter of 1994, the Company concluded that the value of this business would be maximized by retaining Lapp as part of its continuing operations and restructured the business. As a result, the net assets and results of operations for all periods presented have been reclassified from discontinued operations to continuing operations. See Note 8 for a further discussion regarding Lapp.

  In September 1994, the Company sold certain assets of Caron International, Inc. ("Caron") for cash proceeds of $3.0 million and a $4.0 million note. In August 1994, the Company completed the sale of certain assets and liabilities of Hill Refrigeration, Inc. ("Hill") for cash proceeds of $8.8 million. In addition, the Company is pursuing the sale of Gerry Sportswear, Inc. ("Gerry"). The Company recorded a pretax provision of $53.2 million and applicable tax benefits of $12.9 million in 1994 for estimated losses from operations and the ultimate disposition of Hill, Caron and Gerry. The Company also recorded pretax charges in 1994 of $5.8 million and applicable tax benefits of $2.3 million to establish additional self-insurance reserves and $6.4 million of additional reserves and applicable tax benefits of $2.2 million for costs associated with businesses previously sold by the Company.

  In June 1994, the Company sold the stock of Pfaudler, Inc. ("Pfaudler") and Chemineer, Inc. ("Chemineer") to Robbins & Myers, Inc. The Company received cash proceeds of $59.9 million and a $50.0 million, 5.5% subordinated note.
The accreted value of the note was $36.3 million at December 31, 1994 and is included in other assets. In addition, the Company received stock appreciation rights with respect to 2 million shares of common stock of Robbins & Myers, Inc. The Company recorded a pretax gain of $21.8 million and applicable taxes of $6.7 million with respect to the sale of Pfaudler and Chemineer.

  The Company sold Power Structures and certain assets of Underground Technologies in the fourth quarter of 1993 for total proceeds of $3.5 million. The Company recorded a provision of $13.4 million, net of applicable tax benefit of $3.2 million, for estimated losses from operations and from the ultimate disposition of these businesses.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1994


  In February 1993, the Company sold a 60% interest in Signet Armorlite, Inc. ("Signet") to Galileo Industrie Ottiche, S.p.A. ("Galileo"). The Company received cash proceeds of approximately $23 million and recorded a pretax loss of $5.0 million with a corresponding tax benefit of $2.0 million in December 1992. Under the terms of the sale agreement, the Company has the right to put (the "Put") its remaining 40% interest in Signet to Galileo on February 26, 1998. Galileo has the right to acquire the remaining 40% interest (the "Call") held by the Company any time prior to February 26, 1998. While the Company retains a 40% interest: it has no obligation to fund future losses or make additional investments; it has a less than majority board representation; it has given up substantially all of its rights to future earnings or appreciation related to its 40% interest; and it intends to exercise its Put in the event that Galileo does not exercise its Call. The price under either the Put or Call is $14.9 million. Under the terms of the sale agreement, Galileo also has the right to put certain of Signet's plant and equipment to the Company from February 26, 1997 through February 26, 1998 for $10.0 million.

  In September 1992, Eagle sold Equality Specialties, Inc. ("Equality") to GAMI for $17 million in cash. No gain or loss was recorded as a result of the sale of Equality. In May, 1992, the Company sold substantially all of the assets of Pulsafeeder, Inc. and its wholly owned subsidiaries ("Pulsafeeder"). Total consideration received by the Company was $69.0 million. The Company recorded a pretax gain of $29.3 million with a corresponding tax provision of $18.7 million during the fourth quarter of fiscal 1992.

  The following table summarizes key financial data related to the discontinued operations of Pfaudler, Chemineer, Hill, Caron, Gerry, Power Structures, Underground Technologies, Signet, Pulsafeeder and Equality.

                                                                                                     FIVE
                                                                           YEAR ENDED            MONTHS ENDED        YEAR ENDED
                                                                          DECEMBER 31,           DECEMBER 31,         JULY 31,
                                                                       ------------------
                                                                       1994          1993            1992              1992
                                                                       ----          ----            ----              ----
                                                                                  (RESTATED)               (RESTATED)
                                                                                           (IN MILLIONS)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . .        $  162.9      $  381.7        $  187.8          $  521.0
Operating income (loss) . . . . . . . . . . . . . . . . . . .            (3.0)        (64.7)            2.1              18.3
Allocated interest expense  . . . . . . . . . . . . . . . . .             2.0           8.4             4.3              13.1
Income tax provision (benefit) applicable to
    discontinued businesses . . . . . . . . . . . . . . . . .            (0.9)        (16.0)            0.1               3.6
Cumulative effect of change in accounting
    principle . . . . . . . . . . . . . . . . . . . . . . . .              --           0.5              --                --
Income (loss) from operations of discontinued
    businesses net of applicable income taxes . . . . . . . .            (4.1)        (56.6)           (2.3)              1.6



  The net current assets of discontinued operations included in the Consolidated Balance Sheet at December 31, 1994 amounted to $9.8 million, and consisted primarily of receivables, inventories and property, plant and equipment, net of accrued liabilities. These amounts have all been classified as current based on the intent to dispose of them within one year. The net current assets of discontinued operations at December 31, 1993 amounted to $155.2 million and consisted primarily of receivables, goodwill, property, plant, and equipment and inventories net of accounts payable and accrued liabilities.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1994


(5) DEBT

  In January 1994 the Company consummated a refinancing (the "Refinancing"), the proceeds of which were utilized to repay and redeem of all of its subsidiaries senior bank credit facilities, its 13% Senior Subordinated Notes ("13% Notes") and the 13.75% Senior Subordinated Notes ("13.75% Notes"). A portion of the proceeds were derived from a new senior bank credit facility made available to Eagle Industrial Products Corporation, ("Eagle Industrial") a newly formed, wholly-owned subsidiary of the Company which owns all of the operating subsidiaries of the Company. As a result of the Refinancing, the Company recorded a pretax charge of $26.0 million net of a tax benefit of $9.4 million in the first quarter of 1994. In November 1994, as a result of the Offering, this bank credit facility was bifurcated into two separate bank credit facilities, including a $165 million facility for Falcon ("Falcon Credit Facility") and an amended and restated $177 million facility for Eagle Industrial ("Eagle Industrial Credit Facility").

  SENIOR SUBORDINATED NOTES:

  Amounts outstanding under the Company's Senior Subordinated Notes are as follows:

                                                                                        DECEMBER 31,
                                                                                    -------------------
                                                                                    1994           1993
                                                                                    ----           ----
                                                                                       (IN MILLIONS)
  Senior Deferred Coupon Notes . . . . . . . . . . . . . . . . . . . . . .         $ 180.4        $ 197.9
  13% Senior Subordinated Notes  . . . . . . . . . . . . . . . . . . . . .              --          149.0
  13.75% Notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --           75.0
                                                                                   --------       -------
                                                                                   $ 180.4        $ 421.9
                                                                                   =======        =======

  Senior Deferred Coupon Notes:

  The Company's $315 million original principal amount of Senior Deferred Coupon Notes (the "Notes") issued pursuant to an indenture (the "Indenture"), dated July 1, 1993, mature on July 15, 2003. The issue price of each Note was $598.97 per $1,000 principal amount at maturity, which represents a yield to July 15, 1998 of 10.5% per annum. Cash interest will not accrue on the Notes prior to July 15, 1998. Cash interest will be payable on January 15 and July 15 of each year at a rate of 10.5% per annum commencing January 15, 1999 until maturity. The Notes are general unsecured obligations of the Company and rank pari pasu in right of payment with all senior indebtedness of the Company. The Notes are redeemable at the Company's option on or after July 15, 1998 at par value, plus accrued interest. In addition, prior to July 15, 1996, up to 35% of the Notes may be redeemed out of the proceeds of certain equity offerings at 110% of accreted amount to July 15, 1994 and decreasing by 1% per annum each July 14 thereafter, until July 14, 1996. The Notes have a change of control provision which, under certain conditions, may require the Company to repurchase such holders' Notes at 101% of the accreted amount plus accrued interest, if any.

  The Notes contain restrictive covenants, the more significant requirements being: a limitation on dividend payments and distributions on capital stock; restrictions on distributions from subsidiaries; limitations on sales of assets and subsidiary stock; and limitations on the creation of additional indebtedness.

  During 1994, the Company retired $55.9 million face value ($37.8 million accreted value) of the Notes. In conjunction with this retirement, the Company recorded an extraordinary pretax gain of $0.5 million.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1994


  13% Senior Subordinated Notes:

  The Company's $300 million 13% Notes issued pursuant to an indenture dated October 1, 1988 were due in October 1998. In July 1993, the Company, concurrent with the offering of the Notes, consummated a tender offer of $151 million aggregate principal amount of the 13% Notes at a price of $1,049 per $1,000 principal amount. In February 1994, the Company redeemed the remaining $149 million of 13% Notes at 104% of their principal amount plus accrued interest. Proceeds for the redemption were derived from the Refinancing.

  13.75% Notes:

  The $75 million 13.75% Notes were issued pursuant to an indenture dated March 15, 1988. In January 1994, all of the 13.75% Notes were called for redemption on March 15, 1994 at 105.5% of their principal amount plus accrued interest. Proceeds for the redemption were derived from the Refinancing.

  OTHER LONG-TERM DEBT:

                                                                                      DECEMBER 31,
                                                                                  -------------------
                                                                                  1994           1993
                                                                                  ----           ----
                                                                                            (RESTATED)
                                                                                      (IN MILLIONS)
Eagle Industrial Credit Facility . . . . . . . . . . . . . . . . . .             $  89.5       $    --
Falcon Credit Facility . . . . . . . . . . . . . . . . . . . . . . .               112.5            --
Senior Bank Credit Facilities  . . . . . . . . . . . . . . . . . . .                  --         224.0
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 9.3          14.2
                                                                                 -------       -------
                                                                                   211.3         238.2
Less current portion   . . . . . . . . . . . . . . . . . . . . . . .               (24.7)        (18.1)
                                                                                 -------       -------
Other long-term debt . . . . . . . . . . . . . . . . . . . . . . . .             $ 186.6       $ 220.1
                                                                                 =======       =======

  The aggregate long-term debt maturities over the next five years are as follows: 1995 - $24.7 million; 1996 - $33.2; 1997 - $35.5 million; 1998 -
$37.4 million and 1999 - $42.7 million.

  Eagle Industrial Credit Facility:

  The Eagle Industrial Credit Facility consists of a $92 million term loan due in quarterly installments increasing from $2.5 million per quarter beginning in December 31, 1994 to $5.5 million per quarter beginning in December 1999 and an $85.0 million revolving credit facility (subject to borrowing base availability) that expires in 2000, which may be extended through 2001. Borrowings bear interest at alternative floating rate structures, at management's option (7.7% at December 31, 1994), and are secured by substantially all domestic property, plant, equipment, inventory and certain receivables of Eagle Industrial and its subsidiaries. The facility requires an annual commitment fee of 0.5% on the average daily unused amount of the revolving portion of the facility. At December 31, 1994, the revolving credit portion was unused and $89.5 million was outstanding under the term loan portion of the facility. The facility provides for a letter of credit facility of up to $50 million. Borrowing availability under the revolving credit portion of the facility is reduced by the outstanding amount of letters of credit. At December 31, 1994, $11.1 million was available to borrow under this facility.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1994


  The Eagle Industrial Credit Facility contains various financial covenants, the more restrictive requirements being: the maintenance of minimum levels of net worth; limitations on incurring additional indebtedness; restrictions on the payment of dividends or the making of loans to the Company; maintenance of certain ratios of cash flow to interest expense and indebtedness; maintenance of a minimum level of cash flow to fixed charges; and a prohibition on payments to the Company for management services in excess of $3 million per year. The Company has provided a guarantee as to the repayment of amounts outstanding under this credit facility. The facility also requires that: the Zell interests (as defined in the credit agreement) directly or indirectly maintain at least 20% of the voting power to elect members of the board of directors of the Company; that no other person owns 30% or more of the Company's common stock if such ownership represents a greater percentage ownership than the Zell interests; and that the Company directly own 100% of Eagle Industrial.

  Falcon Credit Facility:

  The Falcon Credit Facility consists of a $115.0 million term loan due in quarterly installments increasing from $2.5 million per quarter beginning December 31, 1994 to $6.3 million per quarter in December 1998 and a $50.0 million revolving credit facility (subject to borrowing base availability) that expires in 2000, which may be extended through 2001. Borrowings bear interest at alternative floating rate structures, and are secured by substantially all property, plant, equipment and inventory of Falcon. At December 31, 1994 the borrowings under the facility bore interest at 7.3%. The facility requires an annual commitment fee of 0.375% on the average daily unused amount of the revolving credit facility. At December 31, 1994, the revolving credit portion was unused and $112.5 million was outstanding under the term loan portion of the facility. The facility also contains a $25.0 million letter of credit facility. Borrowing availability under the revolving credit portion of the facility is reduced by outstanding letters of credit. At December 31, 1994, $21.5 million was available to borrow under the revolving credit portion of this facility.

  The Falcon Credit Facility contains various financial covenants, the more restrictive requirements being: the maintenance of minimum levels of net worth; limitations on incurring additional indebtedness; restriction on the payment of dividends; maintenance of certain ratios of cash flow to interest expense and indebtedness; and maintenance of a minimum level of cash flow to fixed charges. The facility also requires that the Zell interests (as defined in the credit agreement) and affiliates directly or indirectly maintain at least 20% of the voting power to elect members to the Falcon board of directors and that no other person owns 30% or more of the Falcon common stock if such ownership represents a greater percentage ownership than the Zell interests.

  Senior Bank Credit Facilities:

  The Company had four senior credit facilities which were available to four subsidiary groups of the Company prior to the Refinancing (the "Senior Bank Credit Facilities"). A portion of the proceeds of the Refinancing were utilized to fully repay the Senior Bank Credit Facilities in January 1994. The aggregate amount available under the revolving portion of the Senior Bank Credit Facilities (subject to borrowing base availability) amounted to $350.0 million at December 31, 1993. Additionally, the Senior Bank Credit Facilities at December 31, 1993 included $69.6 million in outstanding term loans. Borrowings under the Senior Bank Credit Facilities bore interest at alternative floating rate structures, at management's option (5.6% at December 31, 1993), and were secured by substantially all domestic property, plant, equipment, inventory and receivables of the Company's subsidiaries.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1994


(6) EMPLOYEE RETIREMENT AND BENEFIT PLANS

  PENSION:

  Substantially all employees are covered by Company or union sponsored defined benefit pension plans. Plans covering salaried and management employees provide pension benefits that are based on the employee's years of service with the Company and average compensation during the five years before retirement. For other employees, pension benefits are provided based on a stated amount for each year of service. The Company's funding policy for all plans is to make no less than the minimum annual contributions required by applicable governmental regulations. Plan assets generally consist of common stocks and fixed income instruments.

  The following table sets forth the funded status for all U.S. defined benefit pension plans and related amounts recognized in the Company's Consolidated Financial Statements:

                                                          DECEMBER 31, 1994                     DECEMBER 31, 1993
                                                 ---------------------------------      ---------------------------------
                                                   PLANS WHOSE        PLANS WHOSE         PLANS WHOSE        PLANS WHOSE
                                                  ASSETS EXCEED       ACCUMULATED        ASSETS EXCEED       ACCUMULATED
                                                   ACCUMULATED          BENEFITS          ACCUMULATED          BENEFITS
                                                     BENEFITS        EXCEED ASSETS         BENEFITS         EXCEED ASSETS
                                                 --------------     --------------      -------------     ----------------
                                                                                                   (RESTATED)
                                                                               (IN MILLIONS)
    Actuarial present value of:
      Accumulated benefit obligation ..........     $ 37.0             $ 59.4             $ 31.6              $ 59.8
                                                    ======             ======             ======              ======
      Vested benefits .........................     $ 35.0             $ 57.0             $ 30.0              $ 57.0
                                                    ======             ======             ======              ======
    Plan assets at fair value..................     $ 39.8             $ 42.1             $ 40.0              $ 46.7
    Projected benefit obligation ..............       37.0               59.4               31.6                61.4
                                                    ------             ------             ------              ------
    Plan assets in excess of (less than)
      projected benefit obligation.............        2.8              (17.3)               8.4               (14.7)
    Net unrecognized (gain) loss ..............       (1.3)               7.9               (5.9)                5.3
    Net unrecognized prior service costs.......       (0.6)               1.9               (1.7)                2.1
    Unrecognized liability at August 1,
      1987.....................................         --                0.2                 --                 0.3
    Additional minimum liability ..............         --              (10.1)                --                (7.4)
                                                    ------             ------             ------              ------
    Pension asset (liability) recognized
      in Consolidated Financial Statements.....     $  0.9             $(17.4)            $  0.8              $(14.4)
                                                    ======             ======             ======              ======


  In accordance with SFAS No. 87, "Employers' Accounting for Pensions", the Company has recorded an additional minimum pension liability for underfunded plans of $10.1 million and $7.4 million at December 31, 1994 and 1993, respectively, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service costs and net transition obligations, in which case the increase in liabilities is charged directly to stockholder's equity. At December 1994 and 1993, the excess minimum pension liability resulted in a net reduction of equity of $5.1 million and $4.6 million, respectively.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31,1994


  Net periodic pension cost for defined benefit pension plans included in the above table was:


                                                 YEAR ENDED                  FIVE
                                                DECEMBER 31,              MONTHS ENDED        YEAR ENDED
                                             -------------------          DECEMBER 31,         JULY 31,
                                             1994           1993             1992                1992
                                             ----           ----             ----                ----
                                                  (RESTATED)                         (RESTATED)
                                                                    (IN MILLIONS)
  Service cost ........................    $ 3.8          $ 3.6             $ 1.6              $ 3.8
  Interest cost .......................      6.7            4.9               2.0                5.3
  Actual return on assets .............     (0.7)          (6.2)             (2.3)              (4.7)
  Net amortization and deferral .......     (7.2)           1.9               0.6               (0.1)
                                            ----           ----              ----               ----
      Net periodic pension cost .......    $ 2.6          $ 4.2             $ 1.9              $ 4.3
                                           =====          =====             =====              =====

  The following assumptions were used in determining the actuarial present value of the projected benefit obligation for the Company's U.S. defined benefit plans for the years ended December 31, 1994 and 1993: weighted-average discount rate of 7.5%; rate of increase in future compensation levels of 4.0%; and expected long-term rate of return on assets of 9.0%.

  The Company and its subsidiaries also have several defined contribution plans for certain U.S. employees. Company contributions to these plans were $4.5 million and $3.8 million in the years ended December 31, 1994 and 1993, respectively, $0.8 million in the five months ended December 31, 1992 and $3.5 million in fiscal 1992. Contributions to these plans by the Company are determined under a variety of methods including those based on years employed or a percentage of the contribution made by the employee.

  OTHER POSTRETIREMENT BENEFITS:

  The Company provides certain postretirement life and health-care benefits to certain of its employees. For most business units providing these benefits, employees retiring from the Company on or after attaining age 55 who have rendered at least 15 years of active service to the Company are entitled to postretirement benefits coverage. Most of these plans are non-contributory, while there are a few in which employees and retirees contribute towards their coverage. The Company has not funded any of this postretirement benefits liability. Contributions to the postretirement plans are made by the Company as claims are incurred.

  The Company adopted the provisions of SFAS No. 106 in the first quarter of fiscal 1992 by adjusting its postretirement benefits liability recognized as of August 1, 1991 to the discounted present value of expected future benefits attributed to employees' service rendered prior to August 1, 1991. The accumulated postretirement benefit obligation was determined using an assumed discount rate of 7.5% for the years ended December 31, 1994 and 1993, and a health care cost trend rate of 12% for the year ended December 31, 1993 and 10.5% for the year ended December 31, 1994, with the assumption that the health care cost trend rate would decrease ratably to 6.0% by the year 1997. The effect of a one percent increase in the health care cost trend rate assumption would be to increase the accumulated postretirement benefit obligation, the annual service cost and interest expense components by approximately $4.3 million, $0.1 million and $0.3 million, respectively. In adopting the provisions of SFAS No. 106, the Company evaluated the assumptions used previously in estimating its postretirement benefits obligation under the unfunded accrual method. Based on its experience and the results of this evaluation, the Company revised certain of these previous assumptions when adopting SFAS No. 106. Trend rates used in adopting SFAS No. 106 reflect the Company's prior experience and expectation that future rates will trend downward. In conjunction with the adoption of SFAS No. 106, the Company recorded a reduction of its postretirement benefit obligation of $24.2 million and recognized a corresponding $24.2 million pretax benefit as a "Cumulative effect of change in accounting principle", with a related tax provision of $7.3 million.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1994


  In the fourth quarter of 1993, the Company curtailed certain of its postretirement benefits for its non-bargaining employees. In general, the curtailment affects employees who retire after December 1994 with exception for employees who meet certain age plus years of service requirements. The curtailment resulted in a reduction of the postretirement benefit liability of $4.2 million. The effect of the curtailment was offset by a charge in the fourth quarter of 1993 of $4.2 million related to the Company's self-insurance costs.

  The following table sets forth postretirement benefits recognized in the Company's Consolidated Financial Statements:

                                                                  DECEMBER 31,
                                                             --------------------
                                                             1994            1993
                                                             ----            ----
                                                                           (RESTATED)
                                                                (IN MILLIONS)
      Accumulated postretirement benefit obligation:
        Retirees ........................................     $54.7          $52.2
        Other fully eligible participants ...............       6.2            4.9
        Other active participants .......................       8.7            8.2
                                                              -----          -----
                                                               69.6           65.3
        Unrecognized actuarial loss......................      (9.9)          (3.4)
        Unrecognized prior service cost .................       0.5            0.1
                                                              -----          -----
      Postretirement benefit liability recognized in
        Consolidated Financial Statements ...............     $60.2          $62.0
                                                              =====          =====

Net postretirement benefit cost included the following components:


                                                        YEAR ENDED              FIVE
                                                       DECEMBER 31,          MONTHS ENDED     YEAR ENDED
                                                    -------------------       DECEMBER 31,      JULY 31,
                                                     1994         1993           1992            1992
                                                     ----         ----       -------------    -----------
                                                         (RESTATED)                    (RESTATED)
                                                                      (IN MILLIONS)
 Service cost .................................   $  0.7        $  1.0         $  0.4          $  0.9
 Interest cost ................................      3.2           3.9            1.6             4.0
                                                  ------        ------         ------          ------
         Net postretirement benefit cost.......      3.9           4.9            2.0             4.9
 Effect of curtailment ........................     (0.2)         (3.5)            --              --
                                                  ------        ------         ------          ------
         Adjusted net postretirement
           benefit cost .......................   $  3.7        $  1.4         $  2.0          $  4.9
                                                  ======        ======         ======          ======

(7) INCOME TAXES

  The Company adopted the provisions of SFAS No. 109 effective January 1, 1993. The December 31, 1993 Consolidated Financial Statements reflect a decrease in the net deferred tax assets of $3.5 million and a corresponding charge of $3.5 million, reflected as a "Cumulative effect of change in accounting principle". As part of the adoption of SFAS No. 109, various "gross up" adjustments were made to the balance sheet in order to adjust amounts which were originally recorded on a net of tax basis as part of purchase accounting. These adjustments resulted in increases to net property, plant and equipment, accrued liabilities, accrued employee benefit obligations and other long-term liabilities of approximately $21.4 million, $1.9 million, $19.3 million and $12.2 million, respectively. These increases were offset by a corresponding increase to deferred taxes of approximately $12.0 million.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1994


The Company's Consolidated Financial Statements reflect the following deferred tax assets and liabilities (in millions):

                                                                DECEMBER 31,        DECEMBER 31,
                                                                     1994                1993
                                                                -------------       ------------
  Deferred tax assets:                                                                 (RESTATED)
     Inventory and bad debt reserves  . . . . . . . . . .         $  5.1              $  4.4
     Accrued employee benefit obligations . . . . . . . .           25.3                24.3
     Net operating loss carryforwards . . . . . . . . . .            1.6                 5.5
     Insurance reserves . . . . . . . . . . . . . . . . .           14.5                 8.4
     Divestiture reserves . . . . . . . . . . . . . . . .           12.1                 8.1
     Restructuring reserves . . . . . . . . . . . . . . .            3.3                 0.7
     Legal and environmental reserves . . . . . . . . . .            9.3                 7.0
     Other  . . . . . . . . . . . . . . . . . . . . . . .           16.8                12.4
                                                                  ------              ------
                                                                  $ 88.0              $ 70.8
                                                                  ======              ======
  Deferred tax liabilities:
     Property, plant and equipment basis difference               $ 25.8              $ 28.9
     Other  . . . . . . . . . . . . . . . . . . . . . . .            3.8                 4.6
                                                                  ------              ------
                                                                  $ 29.6             $  33.5
                                                                  ======              ======

  As discussed in Note 1, subsequent to the Offering, a separate U.S. federal income tax return will be filed for Falcon. Primarily all of the Company's deferred tax assets relate to its non-Falcon businesses. Management believes that future taxable income and tax planning strategies are available, principally related to the sale of certain assets, if necessary, to fully realize the recorded net deferred tax assets and accordingly, no valuation allowance has been recorded at December 31, 1994.

  The U.S. and non-U.S. components of income from continuing operations before income taxes and the components of the provision for income taxes are as follows:


                                                                         YEAR ENDED               FIVE
                                                                         DECEMBER 31,         MONTHS ENDED      YEAR ENDED
                                                                    ---------------------      DECEMBER 31,       JULY 31,
                                                                    1994          1993            1992            1992
                                                                    ----          ----            ----            ----
                                                                              (RESTATED)               (RESTATED)
                                                                                    (IN MILLIONS)
  Income (loss) from continuing operations
     before income taxes:
       U.S.   . . . . . . . . . . . . . . . . . . . . . . . .        $ 55.6        $(18.0)         $ (8.2)         $ (3.3)
       Non-U.S.   . . . . . . . . . . . . . . . . . . . . . .           2.1           1.6             0.4             1.6
                                                                     ------        ------          ------          ------
          Total . . . . . . . . . . . . . . . . . . . . . . .        $ 57.7        $(16.4)         $ (7.8)         $ (1.7)
                                                                     ======        ======          ======          ======

  Provision (benefit) for income taxes:
     Current:
       U.S. federal . . . . . . . . . . . . . . . . . . . . .        $ (5.2)       $(11.1)         $ (3.2)         $  0.9
       U.S. state   . . . . . . . . . . . . . . . . . . . . .          (0.5)          3.8             0.6             3.2
       Non-U.S.   . . . . . . . . . . . . . . . . . . . . . .           0.9           1.1             0.2             0.7
                                                                     ------        ------          ------          ------
                                                                       (4.8)         (6.2)           (2.4)            4.8
                                                                     ------        ------          ------          ------
  Deferred:
       U.S. federal  . . . . . . . . . . . . . . . . . . . . .          2.9           7.2             0.6            (2.3)
       U.S. state    . . . . . . . . . . . . . . . . . . . . .          2.8           0.1             0.1            (1.0)
                                                                     ------        ------          ------          ------
                                                                        5.7           7.3             0.7            (3.3)
                                                                     ------        ------          ------          ------
          Total    . . . . . . . . . . . . . . . . . . . . . .       $  0.9        $  1.1          $ (1.7)         $  1.5
                                                                     ======        ======          ======          ======

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1994


  Deferred tax provisions/(benefits) for the five months ended December 31, 1992 and for the fiscal year ended July 31, 1992, resulted principally from expenditures related to divestitures, non-cash accrued employee benefits and depreciation.

  Reconciliation of income taxes computed at the U.S. federal statutory rate to the consolidated provision (benefit) for income taxes from continuing operations:


                                                                    YEAR ENDED                FIVE
                                                                   DECEMBER 31,           MONTHS ENDED        YEAR ENDED
                                                               ---------------------       DECEMBER 31,         JULY 31,
                                                               1994           1993            1992               1992
                                                               ----           ----            ----               ----
                                                                     (RESTATED)               (RESTATED)
                                                                           (DOLLARS IN MILLIONS)
  U.S. federal statutory rate ...........................      35.0%          35.0%          34.0%              34.0%

  Income taxes at U.S. federal statutory rate ...........   $  20.2         $ (5.7)        $ (2.7)            $ (0.6)
  U.S. state income taxes, net of U.S. federal tax
    benefit .............................................       1.5            2.5            0.5                1.9
  Foreign dividend ......................................      --              3.5           --                 --
  Nondeductible book depreciation and amortization ......       2.9            3.0            1.8                4.2
  Benefits related to differences in basis
    between book and tax ................................      (3.6)          (3.2)          (0.7)              --
  Gain on sale of subsidiary stock ......................     (22.1)          --             --                 --
  Other..................................................       2.0            1.0           (0.6)              (4.0)
                                                            -------         ------         ------             ------
    Provision (benefit) for income taxes ................   $   0.9         $  1.1         $ (1.7)            $  1.5
                                                            =======         ======         ======             ======
    Effective income tax rate ...........................       1.5%          (6.9)%         21.8%             (85.4)%
                                                            =======         ======         ======             ======

(8) RESTRUCTURING CHARGES

  In 1993, the Company adopted a formal plan to sell Lapp and recorded an $18.8 million pretax charge, net of income tax benefits of $5.0 million, for the estimated disposal costs and operating losses through the disposition date. During the second quarter of 1994, the Company recorded a $6.8 million pretax charge, net of income tax benefits of $2.5 million, for additional expected operating losses. In the fourth quarter of 1994, the Company concluded that Lapp's value would be maximized by retaining Lapp and restructuring its operations. Accordingly, estimated costs of $7.8 million were reversed and a pretax restructuring charge of $24.6 million was recorded in the fourth quarter of 1994. The restructuring charges included costs related to Lapp's exit from its polymer product line and the restructuring of its porcelain operations. Lapp's results of operations were reclassified to continuing operations for all periods presented. Total assets and total liabilities excluding intercompany payables were $55.5 million and $16.8 million at December 31, 1993, respectively. Net sales were $79.8 million and $84.2 million for the years ended December 31, 1994 and 1993, respectively. Operating losses before restructuring charges were $4.2 million and $4.8 million, for the years ended December 31, 1994 and 1993, respectively.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1994


  Restructuring charges totaling $2.6 million were recorded in the third and fourth quarter of 1993. In conjunction with the relocation of one of IEP's manufacturing facilities in the first quarter of 1993, costs were incurred which exceeded previously established reserves. Accordingly, the Company recorded $2.0 million in charges in the fourth quarter of 1993. Elastimold recorded charges of $0.6 million related to an early retirement program.

  The cash and non-cash components of these charges are as follows (in millions):

                                                                       CASH          NON-CASH
                                                                      CHARGES         CHARGES         TOTAL
                                                                      -------        --------         -----
  Year Ended December 31, 1994:
     Lapp
        Property, plant and equipment write down  . . . . . .          $ --            $  4.6          $ 4.6
        Inventory write down  . . . . . . . . . . . . . . . .            --               4.9            4.9
        Goodwill write-off  . . . . . . . . . . . . . . . . .            --               4.2            4.2
        Shut down expenses  . . . . . . . . . . . . . . . . .            10.9            --             10.9
                                                                       ------          ------          -----
                                                                       $ 10.9          $ 13.7          $24.6
                                                                       ======          ======          =====

  Year Ended December 31, 1993:
     IEP relocation costs . . . . . . . . . . . . . . . . . .          $  2.0          $ --            $ 2.0
     Elastimold early retirement costs  . . . . . . . . . . .             0.6            --              0.6
                                                                       ------          ------          -----
                                                                       $  2.6          $ --            $ 2.6
                                                                       ======          ======          =====


  In 1993, Hill, Caron and Pfaudler recorded restructuring charges totaling $69.2 million. As discussed in Note 4, these businesses were sold in 1994 and are reflected as discontinued operations. These restructuring charges are included in operating loss from discontinued operations.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1994


(9) BALANCE SHEET DETAIL

                                                                                       DECEMBER 31,
                                                                                 ------------------------
                                                                                 1994           1993
                                                                                 ----           ----
                                                                                              (RESTATED)
                                                                                   (IN MILLIONS)
  Inventories:
    Raw materials and supplies ....................................               $  46.4        $  43.7
    Work in process  ..............................................                  25.2           28.6
    Finished goods  ...............................................                  54.9           59.6
                                                                                  -------        -------
      Total .......................................................               $ 126.5        $ 131.9
                                                                                  =======        =======

    Excess of replacement cost over LIFO inventory cost ...........               $   5.2        $   4.9
                                                                                  =======        =======

  Other current assets:
    Deferred taxes ................................................               $  24.4        $  20.5
    Residual interest in accounts receivable ......................                  28.4           --
    Other .........................................................                  23.8           26.2
                                                                                  -------        -------
      Total .......................................................               $  76.6        $  46.7
                                                                                  =======        =======

  Property, plant and equipment:
    Land ..........................................................               $  15.6        $  15.6
    Buildings .....................................................                  83.5           80.5
    Machinery and equipment .......................................                 201.8          189.1
    Construction in progress ......................................                  19.3           11.5
    Less accumulated depreciation .................................                (135.3)        (113.9)
                                                                                  -------        -------
      Total .......................................................               $ 184.9        $ 182.8
                                                                                  =======        =======

  Accrued liabilities:
    Divestiture reserves ..........................................               $  16.2        $  14.5
    Wages and benefits ............................................                  31.8           23.0
    Interest ......................................................                   1.3            8.0
    Other .........................................................                  34.9           29.6
                                                                                  -------        -------
      Total  ......................................................               $  84.2        $  75.1
                                                                                  =======        =======

(10)  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

  Long-term notes receivable
  Long-term notes receivable are stated at the lower of cost or market.

  Subordinated Notes
  The fair value of the Company's 13% Notes and the 13.75% Notes at December 31, 1993 is based on the call price at January 31, 1994. The fair value of the Company's Notes is based on quoted market prices at December 31, 1994 and 1993.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1994


  Credit Facilities
  The carrying amount approximates fair value as the rates are tied to the prime rate and LIBOR which fluctuate based on current market conditions.

  Other Debt
  The carrying amount approximates fair value as rates approximate borrowing rates currently available to the Company for similar loans.

  The estimated fair values of the Company's financial instruments are as follows:

                                                DECEMBER 31, 1994           DECEMBER 31, 1993
                                             -----------------------     ---------------------
                                             CARRYING        FAIR        CARRYING        FAIR
                                              AMOUNT         VALUE        AMOUNT         VALUE
                                             ---------       -----       --------        -----
                                                                               (RESTATED)
                                                                (IN MILLIONS)
   Cash, cash equivalents and long-term
   investments ............................  $  32.6       $  32.6       $   6.1       $   6.1
   Long term notes receivable .............     40.2          40.2          --            --
   Subordinated Notes .....................    180.4         168.4         421.9         438.8
   Eagle Industrial Credit Facility .......     89.5          89.5          --            --
   Falcon Credit Facility .................    112.5         112.5          --            --
   Senior Bank Credit Facilities ..........     --            --           224.0         224.0
   Other Debt                                    9.3           9.3          14.2          14.2

(11)  STOCKHOLDER'S EQUITY

  COMMON STOCK:

  In March 1995, the Company distributed, as a stock dividend, 1,860 shares of its common stock for each share outstanding. The accompanying financial statements and related footnotes have been restated to give retroactive effect to this stock dividend.

  PAID IN CAPITAL:

  As part of the Refinancing discussed in Note 5, GAMI made a capital contribution of $50.0 million to the Company.

  Restructuring

  In connection with the sale of Eagle's Hedstrom business in January 1991, a portion of the consideration received included a $32.5 million note receivable, which bears interest at 9.0% payable quarterly, with principal payments due in varying installments through January 1998, ("Hedstrom Note"). Under the terms of the note, through January 16, 1996, any acceleration resulting from a default under the Hedstrom Note may, at the option of the buyer ("GAI Partners"), be satisfied solely by the preferred stock (the "Class C Preferred Stock") GAI Partners holds in Great American Financial Group, Inc., a subsidiary of GAMI ("GAFG").

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

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1994


* Eagle agreed that if it or any of its subsidiaries becomes the owner of any Class C Preferred Stock, it will transfer or cause to be transferred (the "Transfer") such Class C Preferred Stock to GAFG without the payment of any amount by GAFG, provided that certain conditions are satisfied; and

* Eagle agreed to reimburse GAFG if GAFG pays any amount, to Eagle or its subsidiaries (or any transferee of Eagle or its subsidiaries), for redemption of, or as a liquidation preference in respect of, any Class C Preferred Stock, provided that certain conditions are satisfied.

  To account for the reorganization and the above transactions, Eagle reduced paid-in capital at July 31, 1992 by the amount of the Hedstrom Note and related accrued interest thereon, pursuant to the dividend of the benefits conferred on GAFG through execution of the Disaffiliation Agreement.

(12)  STOCK OPTION PLAN

  The Company adopted the Eagle Industries, Inc. Employee Stock Incentive Plan (the "Plan") effective December 1, 1994. The Plan is administered by the Compensation Committee of the Company's Board of Directors. Under the Plan, the Compensation Committee may grant incentive awards to eligible employees in a number of forms, including stock options, stock grants and appreciation rights and shall establish the number of shares and other terms of each grant. Generally, the exercise price of any option or stock appreciation right shall not be less than the fair market value of the shares as of the date of grant. Under the plan, 300,000 shares may be issued pursuant to the Plan.

  During 1994, 157,679 stock options were granted under the Plan at an average price of $93.01 per share. All of these options were outstanding at December 31, 1994. At December 31, 1994, options for 55,880 shares were exercisable.

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

  The Company leases office space from an affiliate of GAMI. The Company incurred expenses of $0.4 million in the year ended December 31, 1994, $0.3 million in the year ended December 31, 1993, $0.2 million in the five months ended December 31, 1992 and $0.4 million in fiscal 1992 for this office space and related expenses. Affiliates of GAMI provide general corporate computer and printing services to the Company for which the Company paid these affiliates $0.2 million in the years ended December 31, 1994 and 1993, the five months ended December 31, 1992 and in fiscal 1992. GAMI's internal audit department provides certain audit services to the Company for which GAMI was paid $0.2 million in the year ended December 31, 1994, $0.2 million in the year ended December 31, 1993, $0.1 million in the five months ended December 31, 1992 and $0.7 million in fiscal 1992.

  The law firm of Rosenberg & Liebentritt P.C., of which a Company Director and former Officer is a member, has rendered legal services to the Company. The Company paid this law firm $1.5 million in the year ended December 31, 1994, $0.6 million in the year ended December 31, 1993, $0.3 million in the five months ended December 31, 1992 and $1.0 million in fiscal 1992. The fees paid to Rosenberg & Liebentritt P.C. in the year ended December 31, 1994 related to services for divestiture activity, the Offering, financing agreements and other general corporate services.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1994


  The Company has, from time to time, entered into revolving credit facilities with GAMI. There were no outstanding advances from GAMI at December 31, 1994 and 1993.

  Also see Notes 3, 4 and 11 for other information regarding related party transactions.

(14)  COMMITMENTS AND CONTINGENCIES

  The Company conducts manufacturing operations at various leased facilities and also leases warehouses, office space, computers and office equipment. Most of the realty leases contain renewal options and escalation clauses. Total rent expense, including related real estate taxes, amounted to $10.4 million in the year ended December 31, 1994, $9.9 million in the year ended December 31, 1993, $4.0 in the five months ended December 31, 1992 and $7.9 million in fiscal 1992.

  The Company and certain of its subsidiaries are involved in several lawsuits and environmental matters arising in the ordinary course of business. However, it is the opinion of the Company's management, based upon the advice of counsel, that these lawsuits and environmental matters are either without merit, are covered by insurance, or are adequately reserved for in the Consolidated Financial Statements, and that the ultimate disposition of pending litigation will not be material in relation to the Company's consolidated financial position or results of operations.

(15)  SEGMENT AND GEOGRAPHIC DATA

  After of the sale of certain businesses in the Industrial Products Group and Specialty Products Group in 1994, Eagle is now organized into three business segments: the Building Products Group, the Electrical Products Group and the Automotive Products Group. The operations of Burns Aerospace ("Burns") are now combined with Corporate.

  The Building Products Group consists of Falcon Building Products, Inc. which manufactures and distributes building fixtures for the residential and commercial construction and home improvement markets. Products manufactured include air distribution and handling equipment, bathroom plumbing fixtures and air compressors.

  The Electrical Products Group consists of two broad groups of businesses, those providing electrical power distribution products for the electric utility market and those supplying industrial electrical products for electrical equipment manufacturers. The principal products manufactured by this group include porcelain insulators, bushings for electrical power transformers, medium voltage electric cable, underground cable accessories, and interconnect and timing devices.

  The Automotive Products Group consists of four businesses which manufacture and distribute products primarily to the automotive aftermarket. Major products include automotive aftermarket parts and accessories.

  Burns manufactures and distributes commercial airline seating for the commercial aviation market.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1994


                                                             YEAR ENDED                     FIVE
                                                             DECEMBER 31,               MONTHS ENDED           YEAR ENDED
                                                       ----------------------             DECEMBER 31,            JULY 31,
                                                        1994            1993                 1992                 1992
                                                        ----            ----                 ----                 ----
                                                                     (RESTATED)         (RESTATED)             (RESTATED)
                                                                              (IN MILLIONS)
   Net sales:
     Building Products Group . . . . . . . . . . . .     $ 440.7         $  372.3             $  150.1             $  323.9
     Electrical Products Group   . . . . . . . . . .       279.9            261.1                102.1                251.6
     Automotive Products Group   . . . . . . . . . .       182.3            164.2                 58.9                127.9
     Corporate and other . . . . . . . . . . . . . .        90.7             65.6                 33.5                 94.1
                                                         -------         --------             --------             --------
       Total   . . . . . . . . . . . . . . . . . . .     $ 993.6         $  863.2             $  344.6             $  797.5
                                                         =======         ========             ========             ========

   Operating income:
     Building Products Group   . . . . . . . . . . .     $  53.4         $   47.5             $   18.6             $   41.4
     Electrical Products Group   . . . . . . . . . .        (7.3)             9.9                  4.0                 18.4
     Automotive Products Group   . . . . . . . . . .         8.8              6.2                  0.5                  4.2
     Corporate expenses and other  . . . . . . . . .       (21.1)           (18.2)                (5.7)                (6.7)
                                                         -------         --------             --------             --------
       Total   . . . . . . . . . . . . . . . . . . .     $  33.8         $   45.4             $   17.4             $   57.3
                                                         =======         ========             ========             ========

   Depreciation and amortization:
     Building Products Group   . . . . . . . . . . .     $  12.8         $   12.1             $    5.0             $   10.9
     Electrical Products Group   . . . . . . . . . .        16.2             16.5                  6.3                 15.0
     Automotive Products Group   . . . . . . . . . .         3.6              3.6                  1.3                  3.0
     Corporate and other   . . . . . . . . . . . . .         6.3              8.9                  3.5                  7.4
                                                         -------         --------             --------             --------
       Total . . . . . . . . . . . . . . . . . . . .     $  38.9         $   41.1             $   16.1             $   36.3
                                                         =======         ========             ========             ========

   Capital expenditures:
     Building Products Group . . . . . . . . . . . .     $  19.7         $   10.1             $    2.5             $    8.6
     Electrical Products Group . . . . . . . . . . .         8.4             11.3                  7.1                  8.0
     Automotive Products Group . . . . . . . . . . .         3.1              2.4                  2.4                  2.2
     Corporate and other . . . . . . . . . . . . . .         0.9              1.1                  0.6                  1.8
                                                         -------         --------             --------             --------
       Total   . . . . . . . . . . . . . . . . . . .     $  32.1         $   24.9             $   12.6             $   20.6
                                                         =======         ========             ========             ========

   Identifiable assets:
     Building Products Group . . . . . . . . . . . .     $ 167.7         $  203.7             $  208.6             $  213.0
     Electrical Products Group . . . . . . . . . . .       298.9            343.7                348.6                350.4
     Automotive Products Group . . . . . . . . . . .       102.5            109.8                100.5                 99.8
     Net assets of discontinued operations . . . . .         9.8            155.2                242.9                279.4
                                                         -------         --------             --------             --------
       Total   . . . . . . . . . . . . . . . . . . .       578.9            812.4                900.6                942.6
     Corporate and other . . . . . . . . . . . . . .       289.1            209.4                194.0                200.1
                                                         -------         --------             --------             --------
       Total   . . . . . . . . . . . . . . . . . . .     $ 868.0         $1,021.8             $1,094.6             $1,142.7
                                                         =======         ========             ========             ========


  Corporate and other depreciation and amortization includes amortization of debt issuance costs at Corporate and depreciation expense and goodwill amortization for Burns. Corporate assets are principally cash and cash equivalents, debt issuance costs and taxes receivable from affiliate.

  The Company's revenues and identifiable assets related to its continuing operations are predominantly related to its U.S. operations and no one other geographic area accounts for more than 10% of total revenue or 10% of total assets. Export sales from the United States to other geographic areas were $23.8 million in the year ended December 31, 1994, $29.3 million in the year ended December 31, 1993, $12.4 million for the five months ended December 31, 1992 and $70.7 million in fiscal 1992.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                    SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
                                 (IN MILLIONS)



QUARTERLY FINANCIAL DATA

  The following is a summary of the unaudited interim results of operations for the years ended December 31, 1994 and 1993. Quarterly data has been restated to reflect discontinued operations. Refer to Note 4 in the Company's Consolidated Financial Statements.


                                      Quarter Ended          Quarter Ended           Quarter Ended           Quarter Ended
                                        March 31,               June 30,             September 30,           December 31,
                                    --------------------    ------------------     -------------------     ------------------
                                    1994        1993        1994        1993       1994        1993        1994        1993
                                    ----        ----        ----        ----       ----        ----        ----        ----
  Net sales  . . . . . . .           $226.2     $189.1      $253.5      $212.5      $264.1     $221.2      $249.8      $240.4
  Gross earnings . . . . .             45.7       36.2        53.0        43.3        51.2       43.4        51.0        43.0
  Income (loss)
    from continuing
    operations . . . . . .             (1.0)      (4.2)        2.0        (0.7)        2.4        4.3        53.4       (16.9)
  Income (loss)
    before
    extraordinary
    item and
    cumulative
    effect of
    change
    in accounting
    principle  . . . . . .              1.1       (3.9)      (28.0)       (0.4)        7.2      (32.6)       51.3       (59.3)
  Net income (loss)                   (15.5)      (7.9)      (28.0)       (0.4)        7.5      (41.0)       51.3       (61.3)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

                               DIRECTORS OF EAGLE

  The chart below sets forth the name of each director of Eagle as of March 15, 1995 and, for each, the year during which each director was first elected, information relating to the director's principal occupation and business experience during the last five years, and any other directorships held by the director in publicly held companies, and certain other information.

                YEAR FIRST                     OTHER
                 ELECTED A                INFORMATION ABOUT
     NAME        DIRECTOR                     DIRECTORS
     ----       ----------                -----------------
Sam A. Cottone     1993    See "EXECUTIVE OFFICERS OF EAGLE"

Rod Dammeyer       1992    Chairman of the Board of Eagle since 1994; Director
                           and President since 1985, and Chief Executive Officer since 1993 of Itel Corporation, a diversified holding company; President and Chief Executive Officer since
                           1994 and director since 1992 of GAMI; Director of Falcon, Lomas Financial Corporation, ANTEC
                           Corporation, The Vigoro Corporation, Capsure Holdings
                           Corp., Jacor Communications, Inc., Revco D.S., Inc., and Santa Fe Energy Resources, Inc.; and Trustee of
                           Van Kampen American Capital's closed-end mutual funds. Mr. Dammeyer is 54 years old.

William K. Hall    1988    See "EXECUTIVE OFFICERS OF EAGLE."

Sheli Z. Rosenberg 1987    President of the law firm Rosenberg & Liebentritt,
                           P.C.; President and Chief Executive Officer since
                           1994 of Equity Group Investments, Inc. and its subsidiary Equity Financial and Management Company, both real estate investment firms, and director and executive officer for more than the past five years of these companies and GAMI; Vice President and Assistant Secretary of Eagle from February 1987 until September 1992; Co-trustee of the Robert H.
                           and Ann Lurie Trust which is one of two general partners of Equity Holdings Limited which owns approximately 83% of GAMI; Director of Capture
                           Holdings Corp., Falcon, Itel Corporation, The
                           Vigoro Corporation, American Classic Voyages Co.,
                           Revco D.S., Inc. and CFI Industries, Inc.; Trustee of Equity Residential Properties Trust; Executive officer and director until October 4, 1994 of Madison Management Group, Inc. which filed a petition under the Federal Bankruptcy laws in November 1991; and Vice President of First Capital
                           Benefit Administrators, Inc. which filed a petition under the Federal Bankruptcy laws in January 1995.
                           Mrs. Rosenberg is 53 years old.

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

                          EXECUTIVE OFFICERS OF EAGLE

  The chart below sets forth the age and position of each executive officer of Eagle at March 15, 1995:

   NAME                 AGE                 POSITION
   ----                 ---                 --------

William K. Hall......   51   President and Chief Executive Officer
Gus J. Athas ........   58   Senior Vice President, General Counsel and
                             Secretary
Sam A. Cottone ......   54   Senior Vice President - Finance, Chief Financial
                             Officer and Treasurer

  Mr. Hall has served as President of Eagle since August 1988, as a Director of GAMI since March 1994, and as Chief Executive Officer of Eagle since July 1990. From August 1988 until September 1992, Mr. Hall also served as Chief Operating Officer and Treasurer of Eagle. Mr. Hall has been a Director, President and Chief Executive Officer of Falcon since 1994. Mr. Hall is a Director of Huffy Corporation, a manufacturer of bicycles and recreational products, and A.M. Castle & Co., a metals distribution company.

  Mr. Athas has served as Senior Vice President, General Counsel and Secretary of the Company since May 1993. From September 1992 to May 1993, Mr. Athas was Vice President, General Counsel and Secretary. Mr. Athas has been Senior Vice President, General Counsel and Secretary of Falcon since 1994. From November 1987 to September 1992, Mr. Athas served as Vice President, General Counsel and Assistant Secretary.

  Mr. Cottone has served as Senior Vice President - Finance, Chief Financial Officer and Treasurer of the Company since March 1994. From May 1993 to March 1994, Mr. Cottone served as Senior Vice President - Finance and Chief Financial Officer. Mr. Cottone has been a Director and Senior Vice President-Finance and Treasurer of Falcon since 1994. Mr. Cottone was a partner with Arthur Andersen & Co. from 1973 to 1993.

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

  FALCON/GAMI DISAFFILIATION AGREEMENT

  Upon consummation of the Offering, Falcon was no longer permitted to be included in GAMI's consolidated federal income tax return. Instead, Falcon, together with its subsidiaries, will file its own consolidated federal income tax returns and pay its own federal income taxes. GAMI and Falcon have entered into a disaffiliation tax sharing agreement (the "Falcon Disaffiliation Agreement"), pursuant to which, Falcon will pay an amount to GAMI equal to the federal income tax liability of Falcon and its domestic subsidiaries, on a stand alone basis, for taxable periods, or portions thereof, ending on or prior to the consummation of the Offering. Falcon and its subsidiaries will pay all other taxes incurred by them including, but not limited to, state income taxes, sales, use, payroll, real and personal property and franchise taxes accruing or owing prior to and after the completion of the Offering, and federal income taxes incurred by them for taxable periods ending after the consummation of the Offering. After the consummation of the Offering, the Company will be subject, under existing U.S. Treasury Regulations, to joint and several liability for the consolidated federal income tax liability of GAMI incurred prior to the consummation of the Offering. Pursuant to the Falcon Disaffiliation Agreement, GAMI will pay, indemnify and hold Falcon and its subsidiaries harmless from, all consolidated federal income taxes of GAMI, except to the extent Falcon is obligated to make payments to GAMI under the Falcon Disaffiliation Agreement.

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

  LEASES WITH AFFILIATES

  Eagle currently leases corporate office space at the rate of $28,000 per month from an affiliate of GAMI. The Company incurred expenses of $0.4 million in the year ended December 31, 1994.

  MANAGEMENT SERVICES

  Affiliates of GAMI provide general corporate computer and printing services to Eagle for which Eagle paid $0.2 million in the year ended December 31, 1994. Eagle will continue to utilize such services from time to time in the future.

  INTERNAL AUDIT SERVICES

  GAMI's internal audit department has provided Eagle with various audit services in the past, including review of operational and financial controls and assistance to outside auditors during Eagle's annual audit. These services have been provided to Eagle and its subsidiaries during the year ended December 31, 1994 at a cost of $0.2 million. Eagle will continue to utilize such services from time to time in the future.

  LEGAL SERVICES

  The law firm of Rosenberg & Liebentritt, P.C., of which Mrs. Rosenberg is a member, has rendered legal services to Eagle and its subsidiaries. Eagle paid this law firm $1.5 million in the year ended December 31, 1994.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(A) Financial Statements and Schedules

Description                                                             Page No.

Report of Independent Public Accountants  . . . . . . . . . . . . . . . .   20
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . .   21
Consolidated Statements of Income . . . . . . . . . . . . . . . . . . . .   22
Consolidated Statements of Stockholder's Equity . . . . . . . . . . . . .   23
Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . .   24
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .   26
Report of Independent Public Accountants on Supplemental Schedules. . . .   49
Schedule III-Condensed Financial Information of Registrant  . . . . . . .   50

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the information called for therein is included elsewhere in the financial statements or the notes thereto. Accordingly, such schedules have been omitted.

(B) Reports on Form 8-K

    None.

(C) Exhibits

  Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits, which is incorporated herein by reference.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULES



To the Board of Directors of Eagle Industries, Inc.

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Eagle Industries, Inc. and Subsidiaries included in this Annual Report on Form 10-K, and have issued our report thereon dated March 16, 1995. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the adoption of Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", No. 112, "Employers' Accounting for Postemployment Benefits", and No. 109, "Accounting for Income Taxes", as discussed in Note 1, Note 6 and Note 7 to the consolidated financial statements. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Supplemental
Schedule III is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                              ARTHUR ANDERSEN LLP

Chicago, Illinois,
March 16, 1995

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES

           SCHEDULE III-CONDENSED FINANCIAL INFORMATION OF REGISTRANT EAGLE INDUSTRIES, INC. (PARENT COMPANY)

                                 BALANCE SHEETS
                             (DOLLARS IN MILLIONS)


                                                                              DECEMBER 31,
                                                                         ---------------------
                                                                         1994             1993
                                                                         ----             ----
                                                                                       (RESTATED)
                        ASSETS
Current assets:
     Cash and cash equivalents................................          $ 10.4        $  0.1
     Other current assets, including tax receivable from
          affiliate...........................................            18.7          17.3
                                                                        ------        ------
          Total current assets................................            29.1          17.4

Property, net.................................................              --           1.4
Investment in and advances to subsidiaries, net...............           305.8         435.2
Other noncurrent assets.......................................            22.9          10.7
                                                                        ------        ------
          Total assets........................................          $357.8        $464.7
                                                                        ======        ======

     LIABILITIES AND STOCKHOLDER'S EQUITY
Accrued expenses..............................................          $  0.2        $ 10.4
Senior subordinated notes.....................................           180.4         346.9
Other noncurrent liabilities, including deferred income
     taxes....................................................            13.7          15.3
                                                                        ------        ------
          Total liabilities...................................           194.3         372.6
                                                                        ------        ------
Stockholder's equity:
Common stock, par value $.01 per share (3,000,000 shares
     authorized, 1,860,000 shares issued and outstanding).....              --            --
Paid-in-capital...............................................           188.7         138.7
Retained deficit..............................................           (21.7)        (37.0)
Cumulative translation adjustment.............................             1.6          (5.0)
Pension liability adjustment..................................            (5.1)         (4.6)
                                                                        ------        ------
          Total stockholder's equity..........................           163.5          92.1
                                                                        ------        ------
          Total liabilities and stockholder's equity..........          $357.8        $464.7
                                                                        ======        ======

             The accompanying notes to these financial statements
                   are an integral part of these statements.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES

           SCHEDULE III-CONDENSED FINANCIAL INFORMATION OF REGISTRANT EAGLE INDUSTRIES, INC. (PARENT COMPANY)

                              STATEMENTS OF INCOME
                                 (IN MILLIONS)



                                                                YEAR ENDED                   FIVE
                                                                DECEMBER 31,            MONTHS ENDED       YEAR ENDED
                                                            ------------------           DECEMBER 31,        JULY 31,
                                                            1994          1993              1992               1992
                                                            ----       ----------        ---------          ---------
                                                                       (RESTATED)        (RESTATED)         (RESTATED)
Revenues:
     Interest income, including intercompany..........      $  0.8        $   1.5           $  1.5             $  9.2
     Management fees, intercompany....................          --           15.6              6.8               16.9
                                                            ------        -------           ------             ------
                                                               0.8           17.1              8.3               26.1
                                                            ------        -------           ------             ------
Expenses:
     Interest.........................................        23.3           41.4             17.1               43.3
     General and administrative.......................         2.4           15.2              3.8                9.7
                                                            ------        -------           ------             ------
                                                              25.7           56.6             20.9               53.0
                                                            ------        -------           ------             ------
Loss from operations before income taxes and
     equity in net income of subsidiaries.............       (24.9)         (39.5)           (12.6)             (26.9)
Income tax benefit....................................         9.7           13.3              4.1               10.0
Equity in net income of continuing subsidiaries.......        61.6            4.3              2.3               13.7
Equity in net income (loss) from operations of
     discontinued subsidiaries........................        (4.1)         (56.6)            (2.2)               1.6
Equity in net gain (loss) on disposal of businesses...       (21.1)         (22.1)            (3.0)              10.6
Loss from early retirement of debt, net of taxes......        (5.9)          (8.2)              --                 --
Cumulative effect of change in accounting
     principle, net of taxes..........................          --           (1.8)              --               16.9
                                                            ------        -------           ------             ------
          Net income (loss)...........................      $ 15.3        $(110.6)          $(11.4)            $ 25.9
                                                            ======        =======           ======             ======

             The accompanying notes to these financial statements
                   are an integral part of these statements.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES

           SCHEDULE III-CONDENSED FINANCIAL INFORMATION OF REGISTRANT EAGLE INDUSTRIES, INC. (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                   YEAR ENDED
                                                                   DECEMBER 31,            FIVE MONTHS ENDED       YEAR ENDED
                                                                ------------------             DECEMBER 31,          JULY 31,
                                                                1994          1993                 1992                1992
                                                                ----       ----------           ----------          ----------
                                                                           (RESTATED)           (RESTATED)          (RESTATED)
Operating activities:
     Net income (loss).................................         $  15.3       $(110.6)             $(11.4)            $ 25.9
     Adjustments to reconcile net income (loss) to
          net cash used by operating activities:
     Depreciation and amortization.....................             0.7           1.4                 0.6                1.6
     Accretion of discount on subordinated debt........            20.3           9.2                  --                 --
     Cumulative effect of change in
          accounting principle.........................              --           1.8                  --              (16.9)
     Extraordinary loss................................             5.9           8.3                  --                 --
     Equity in net (earnings) loss of subsidiaries.....           (36.4)         74.4                 2.9              (25.9)
     Changes in accrued income taxes...................             2.9         (14.7)               (0.3)              (2.2)
     Changes in other operating items..................            (0.1)         (2.3)                2.3                4.4
                                                                -------       -------              ------             ------
     Net cash (used in) provided by operations.........             8.6         (32.5)               (5.9)             (13.1)
                                                                -------       -------              ------             ------

Investing activities:
     Purchases of property, net........................              --          (0.4)               (0.2)              (0.2)
     Advances from subsidiaries, net...................           150.6           2.3                 7.0               80.1
                                                                -------       -------              ------             ------
     Net cash provided by investing activities.........           150.6           1.9                 6.8               79.9
                                                                -------       -------              ------             ------

Financing activities:
     Issuance/retirement of senior deferred coupon
          notes........................................           (36.6)        184.0                  --                 --
     Redemption of subordinated notes..................          (162.3)       (156.3)                 --                 --
     Capital contribution from parent..................            50.0            --                  --                 --
     Net repayments on long-term
          revolving credit facility....................              --            --                  --              (57.0)
     Net payment to affiliates.........................              --            --                  --              (14.0)
                                                                -------       -------              ------             ------
     Net cash used in financing activities.............          (148.9)         27.7                  --              (71.0)

Change in cash and cash equivalents....................            10.3          (2.9)                0.9               (4.2)
Cash and cash equivalents at beginning of period.......             0.1           3.0                 2.1                6.3
                                                                -------       -------              ------             ------
     Cash and cash equivalents at end of period........         $  10.4       $   0.1              $  3.0             $  2.1
                                                                =======       =======              ======             ======

             The accompanying notes to these financial statements
                   are an integral part of these statements.

                    EAGLE INDUSTRIES, INC. AND SUBSIDIARIES

           SCHEDULE III-CONDENSED FINANCIAL INFORMATION OF REGISTRANT EAGLE INDUSTRIES, INC. (PARENT COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

  In the parent company only financial statements for Eagle Industries, Inc., (the "Company"), the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. Pursuant to a restructuring in February 1994, Clevaflex, Inc., formerly an operating division of Eagle, became a wholly-owned subsidiary of Eagle. Parent company only financial statements should be read in conjunction with the Company's Consolidated Financial Statements.

(2) DEBT

  As further discussed in Note 5 to the Company's Consolidated Financial Statements, in July 1993, the Company issued $315 million original principal amount of Senior Deferred Coupon Notes due 2003 (the "Notes"). The issue price of each Note was $598.97 per $1,000 principal amount at maturity, which represents a yield to July 15, 1998 of 10.5% per annum. Cash interest will not accrue on the Notes prior to July 15, 1998. The proceeds from the issuance of the Notes were used to redeem $151 million principal amount of the Company's 13% Senior Subordinated Notes ("13% Notes"). The 13% Notes were redeemed pursuant to a tender offer at a price of $1,049 per $1,000 principal amount.
In February 1994, the Company redeemed the remaining $149 million of 13% Notes at 104% of their principal amount plus accrued interest. Proceeds for the redemption were derived from a new senior bank credit facility made available to Eagle Industrial Products Corporation, a newly formed wholly owned subsidiary of the Company and a $50 million capital contribution from GAMI.

  During 1994, the Company retired $55.9 million face value ($37.8 million accreted value) of the Notes. In conjunction with this retirement, the Company recorded an extraordinary pretax gain of $0.5 million.

(3) COMMITMENTS AND CONTINGENCIES

  See Note 14 to the Company's Consolidated Financial Statements.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                   EAGLE INDUSTRIES, INC.


                                   By: /s/     WILLIAM K. HALL
                                       -------------------------------------
                                               William K. Hall
                                       President and Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

        SIGNATURE                   TITLE                           DATE
        ---------                   -----                           ----
/s/  WILLIAM K. HALL        Director, President and Chief        March 29, 1995
------------------------    Executive Officer (Principal
    (William K. Hall)       Executive Officer)


/s/  SAM A. COTTONE         Director, Senior Vice President      March 29, 1995
------------------------    - Finance, Chief Financial
    (Sam A. Cottone)        Officer, and Treasurer
                            (Principal Financial and
                            Accounting Officer)

/s/  ROD F. DAMMEYER        Director and Chairman of the         March 29, 1995
------------------------    Board of Directors
    (Rod F. Dammeyer)


/s/  SHELI Z. ROSENBERG     Director                             March 29, 1995
------------------------
    (Sheli Z. Rosenberg)

                               INDEX TO EXHIBITS


EXHIBIT NO.                 DOCUMENT DESCRIPTION

 3.1  Amended and Restated Articles of Incorporation of the Registrant.

 3.2 Amended and Restated By-laws of the Registrant. (Incorporated by reference to Exhibit 2.2 of the Registrant's Registration Statement on Form 8-A filed July 16, 1992.)

 4.1 Indenture dated as of July 1, 1993, including therein the form of Note, between the Registrant and Harris Trust and Savings Bank, as Trustee, providing for the 10.5% Senior Deferred Coupon Notes due 2003. (Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended June 30, 1993.)

 4.2 Eagle Trade Receivables Master Trust Pooling and Servicing Agreement dated as of January 1, 1994, among Centrally Held Eagle Receivables Program, Inc., Eagle Industrial Products Corporation and Continental Bank, National Association as trustee. (Incorporated by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

 4.3 Series 1994-1 Supplement, dated as of January 1, 1994 to Eagle Trade Receivable Master Trust Pooling and Servicing Agreement. (Incorporated by reference to Exhibit 4.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

 4.4 Amended and Restated Credit Agreement, dated as of October 28, 1994, among Eagle Industrial Products Corporation and Chemical Bank as Administrative Agent, Citicorp North America, Inc. as Collateral Agent, and the other banks named therein.

 4.5 Credit Agreement, dated as of October 28, 1994, among Falcon Building Products, Inc. and Chemical Bank as Administrative Agent, Citicorp North America, Inc. as Collateral Agent, and the other banks named therein.

10.1 Eagle Industries, Inc. Cash Balance Pension Plan. (Incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form S-1, File No. 33-23585.)

10.2  Advantage Retirement Savings Plan.  (Incorporated by reference to Exhibit
      10.10 of the Registrant's Registration Statement on Form S-1, File No. 33-23585.)

10.3 Eagle Industries, Inc. Employee Savings Plan, as amended and restated as of January 1, 1991. (Incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991.)

10.4 Eagle Industries, Inc. 1991 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1992.)

10.5 Letter Agreement, dated as of November 9, 1987, between the Registrant and Gus J. Athas. (Incorporated by reference to Exhibit 10.30 of the Registrant's Registration Statement on Form S-1, File No. 33-23585.)

10.6  Eagle Industries, Inc. Employee Stock Incentive Plan.

10.7 Purchase And Sale Agreement between Industrie Ottiche Europee, S.p.A. and Falcon Manufacturing, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, dated March 10, 1993.)

                               INDEX TO EXHIBITS


EXHIBIT NO.          DESCRIPTION DOCUMENT


10.8 First Amendment To Purchase And Sale Agreement between Industrie Ottiche Europee S.p.A. and Falcon Manufacturing, Inc. (Incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K, dated March 10, 1993.)

10.9 Amended and Restated Stock Purchase Agreement among Eagle Industrial Products Corporation and O.D.E. Manufacturing, Inc. and Robbins & Myers, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated June 30, 1994.)

10.10 SAR and Registration Rights Agreement between Robbins & Myers, Inc. and Eagle Industrial Products Corporation. (Incorporated by reference to
      Exhibit 2.2 of the Registrant's Current Report on Form 8-K dated June 30, 1994.)

10.11 Robbins & Myers, Inc. Senior Subordinated Extendible Reset Note. (Incorporated by reference to Exhibit 2.3 of the Registrant's Current Report on Form 8-K dated June 30, 1994.)

10.12 Asset Purchase Agreement among Hill Phoenix, Inc., Refrigeration Systems, Inc., Phoenix Refrigeration Systems, Inc., Dover Diversified, Inc., Hill Refrigeration, Inc. and Eagle Industries, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant's quarterly report on form 10-Q for the quarterly period ended June 30, 1994.)

10.13 Purchase Agreement among Caron International, Inc., Eagle Industrial Products Corporation and Eagle Industries, Inc. and NSC Buyer, Inc. and National Spinning Co., Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated September 2, 1994.)

10.14 Disaffiliation Tax Sharing Agreement, dated June 30, 1994 among Falcon Building Products, Inc., Great American Management and Investment, Inc. and Eagle Industrial Products Corporation.

27    Financial Data Schedule.