Form 10-Q
period 1995-03-31
EAGLE INDUSTRIES INC /DE/
filed 1995-05-12
CIK 837486

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1995

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X   No       .

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

             1,860,000 shares of Common Stock as of May 5, 1995

                           EAGLE INDUSTRIES, INC.
                                  FORM 10-Q
                               MARCH 31, 1995
                                    INDEX


PART I.   Financial Information:


Item 1.Financial Statements

     Condensed Consolidated Balance Sheets

     Condensed Consolidated Statements of Income

     Condensed Consolidated Statements of Cash Flows

     Notes to Condensed Consolidated Financial Statements

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  Other Information:

Item 6.Exhibits and Reports on Form 8-K

                   EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN MILLIONS)



                                     MARCH 31,     DECEMBER 31,
                                        1995           1994
                                    (UNAUDITED)

             ASSETS
Current assets:
  Cash and cash equivalents          $  24.2          $  31.1
  Accounts receivable, net              23.8             29.4
  Inventories, net                     148.5            126.5
  Other current assets                  60.4             76.6
  Net assets of discontinued
    operations                           9.7              9.8
  Total current assets                 266.6            273.4

Property, plant and equipment,
  net                                  184.3            184.9
Goodwill                               287.8            290.0
Other long-term assets                 120.7            119.7
  Total assets                       $ 859.4          $ 868.0


  LIABILITIES AND STOCKHOLDER'S
             EQUITY
Current liabilities:
  Current portion long-term debt     $  25.9          $  24.7
  Accounts payable                      80.1             64.8
  Accrued liabilities                   69.5             84.2
  Total current liabilities            175.5            173.7

Senior subordinated notes              160.5            180.4
Other long-term debt                   183.8            186.6
Accrued employee benefit
  obligations                           74.0             73.6
Other long-term liabilities             94.1             90.2
  Total liabilities                    687.9            704.5

STOCKHOLDER'S EQUITY:
Common stock                           ----             ----
Additional paid-in capital             188.7            188.7
Retained deficit                       (14.4)           (21.7)
Cumulative translation
  adjustments                            2.3              1.6
Pension liability adjustment            (5.1)            (5.1)
  Total stockholder's equity           171.5            163.5
  Total liabilities and
   stockholder's equity              $ 859.4          $ 868.0









               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

                   EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)



                                            QUARTER ENDED
                                              MARCH 31,
                                         1995          1994
                                                    (RESTATED)

Net sales                              $ 251.1      $  226.2
Cost of sales                            198.4         180.5

  Gross earnings                          52.7          45.7

Selling and administrative expenses       31.5          32.4
Goodwill amortization                      2.2           2.2
  Operating income                        19.0          11.1

Net interest expense                       7.7          12.0

Income (loss) from continuing
  operations before income taxes          11.3          (0.9)

Provision for income taxes from
  continuing operations                    4.0           0.1

Income (loss) from continuing
  operations                               7.3          (1.0)

Discontinued Operations:
  Reversal of net loss from
    discontinued operations
    subsequently retained                 ----           2.1

Income before extraordinary item           7.3           1.1

Extraordinary net loss from early
  retirement of debt                      ----         (16.6)

     Net income (loss)                 $   7.3      $  (15.5)
















               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

                   EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)



                                               QUARTER ENDED
                                                 MARCH 31,
                                               1995         1994
                                                          (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations     $  7.3       $ (1.0)
Adjustments to reconcile income (loss)
  from continuing operations
  to net cash flow used in operations:
     Depreciation                               6.9          6.5
     Amortization                               2.9          3.2
     Accretion of discount on
      subordinated debt                         4.7          5.2
     Proceeds from sale of accounts
      receivable                                ----       110.3
     Cash effects of changes in other
      working capital balances, accrued
      employee benefit obligations, and other
      long-term liabilities (excluding the
      effects of dispositions of businesses)    5.7        (16.9)
       Net cash flow from continuing
        operations                             27.5        107.3
       Net cash flow used in discontinued
        operations                             (0.9)        (5.3)
       Net cash flow from operating
        activities                             26.6        102.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                           (6.3)        (4.3)
Other                                          (1.9)        (0.8)
       Net cash flow used in investing
        activities                             (8.2)        (5.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of senior subordinated notes       (23.6)         ----
Repayment of senior subordinated debt          ----       (234.1)
Repayment of senior credit facilities          ----       (221.1)
Capital contribution                           ----         50.0
Proceeds from new credit facility              ----        325.0
Payments on long-term debt                     (2.7)        (0.3)
Net borrowings (payments) on credit
  facilities                                    1.0        (17.4)
       Net cash flow used in financing
        activities                            (25.3)       (97.9)

CHANGE IN CASH AND CASH EQUIVALENTS            (6.9)        (1.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                        31.1          4.8
CASH AND CASH EQUIVALENTS, END OF PERIOD     $ 24.2        $ 3.8






               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

                   EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1995
                                 (UNAUDITED)



(1)  BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements of Eagle Industries, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring adjustments are included for fair presentation. Operating results for the quarter ended March 31, 1995 are not necessarily indicative of results that may be expected for the full year. Quarterly information for the period ended March 31, 1994 has been restated for businesses reported as discontinued operations at December 31, 1994. The unaudited Condensed Consolidated Financial Statements for the quarters ended March 31, 1995 and 1994 should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 1994 contained in its Annual Report on Form 10-K.

(2)  INVENTORIES

     Inventories consist of the following (in millions):

                                        MARCH 31,     DECEMBER 31,
                                          1995            1994
                                       (UNAUDITED)

          Raw materials and supplies    $  48.6        $  46.4
          Work in process                  30.2           25.2
          Finished goods                   69.7           54.9
                                        $ 148.5        $ 126.5

(3)  LONG-TERM DEBT

     Components of other long-term debt are as follows (in millions):

                                        MARCH 31,    DECEMBER 31,
                                           1995          1994
                                       (UNAUDITED)

          Eagle Industrial Credit
            Facility                    $  87.0        $  89.5
          Falcon Credit Facility          116.0          112.5
          Other                             6.7            9.3
                                          209.7          211.3
               Less current portion       (25.9)         (24.7)
          Total other long-term debt    $ 183.8        $ 186.6

     The Company and its subsidiaries complied with all covenants of their respective debt agreements at March 31, 1995. In connection with an acquisition by one of the Company's subsidiaries, the term loan portion of the Falcon Credit Facility was increased by $10 million. In addition, the expiration date of this credit facility was extended to March 31, 2001. For a more detailed description of all of the Company's credit facilities, please refer to the Company's December 31, 1994 report on Form 10-K.

     During the three months ended March 31, 1995, the Company retired $34.5 million face value ($24.6 million accreted value) of its senior subordinated notes.

                   EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS




     RESULTS OF OPERATIONS

     The following is a discussion of the results of operations of Eagle Industries, Inc. (the "Company") and subsidiaries for the quarter ended March 31, 1995 as compared to the quarter ended March 31, 1994 and should be read in conjunction with the Condensed Consolidated Financial Statements included herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and the audited Consolidated Financial Statements of the Company for the year ended December 31, 1994 included therein.

     The following table shows net sales and operating income by business group (in millions):

                                         NET SALES         OPERATING INCOME
                                       QUARTER ENDED         QUARTER ENDED
                                         MARCH 31,             MARCH 31,
                                      1995       1994        1995       1994

     Building Products Group        $ 112.9    $ 100.5    $  13.8    $  12.5
     Electrical Products Group         69.7       66.6        7.0        0.8
     Automotive Products Group         45.2       40.9        2.0        1.6
     Corporate Expenses and Other      23.3       18.2       (3.8)      (3.8)

         Total                      $ 251.1    $ 226.2    $  19.0    $  11.1

     NET SALES

     Net sales of $251.1 million for the first quarter of 1995 were $24.9 million or 11.0% higher than net sales for the first quarter of 1994. This increase was primarily due to increased volume in most of the Company's businesses, partially offset by decreases at Lapp.

     Net sales of $112.9 million for the Building Products Group were $12.4 million or 12.3% higher than net sales for the 1994 period. This increase was primarily due to increased volume as well as improved pricing.

     Net sales of $69.7 million for the Electrical Products Group were $3.1 million or 4.7% higher than net sales for the 1994 period. This increase was primarily due to increased volume and, to a lesser extent, improved pricing at Elastimold and Hendrix due to continued improvement in the economy as well as new products at Elastimold. These increases were partially offset by decreased volume at Lapp due to the restructuring of its porcelain operations and the sale of its polymer product line in 1994.

     Net sales of $45.2 million for the Automotive Products Group were $4.3 million or 10.6% higher than net sales for the 1994 period. This increase was primarily due to increased volume at Denman and the automotive parts distribution businesses as a result of increased market penetration and geographic expansion.

     Other net sales of $23.3 million were $5.1 million or 27.7% higher than net sales for the 1994 period. This increase was primarily due to shipments under a major order from British Airways at Burns.

     GROSS EARNINGS

     Gross earnings of $52.7 million were $7.0 million or 15.3% higher than gross earnings for the 1994 period. This increase was primarily due to the higher volume and, to a lesser extent, improved pricing in the 1995 period. Gross margin increased to 21.0% in 1995 from 20.2% in 1994 primarily due to improved pricing and, to a lesser extent, various cost reduction programs.

     OPERATING INCOME

     Operating income of $19.0 million for the first quarter of 1995 was $7.9 million or 71.4% higher than in the 1994 period. This increase was primarily due to the increased sales volume at most businesses, improved pricing and various cost reduction programs.

     Operating income of $13.8 million for the Building Products Group was $1.3 million or 10.1% higher than in the 1994 period. This increase was primarily due to the increased sales volume and improved pricing, partially offset by increased raw materials costs.

     Operating income of $7.0 million for the Electrical Products Group was $6.2 million higher than in the 1994 period. This increase was primarily due to the increased sales volume and improved results from Elastimold's joint ventures. In addition, charges recorded in 1994 associated with the restructuring at Lapp also contributed to the increase.

     Operating income of $2.0 million for the Automotive Products Group was $0.4 million or 28.3% higher than in the 1994 period. This increase was primarily due to the increased volume.

     INTEREST EXPENSE

     Net interest expense was $7.7 million for the quarter ended March 31, 1995 compared to $12.0 million for the comparable 1994 period, a decrease of $4.3 million or 35.8%. This decrease was primarily due to the overall decrease in the level of debt coupled with the decrease in interest rates associated with the refinancing which was completed on January 31, 1994.

     PROVISION FOR INCOME TAXES

     The effective tax rate for the first quarter of 1995 and 1994 reflects non-deductible expenses, primarily goodwill amortization and state and non-U.S. income taxes.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its debt service, capital expenditure requirements and operating needs through a combination of operating cash flow and external financing. Excluding the effects of the initial proceeds from the asset securitization program in the 1994 period, cash flow from continuing operations activities was $27.5 million for the three months ended March 31, 1995 compared to a use of $3.0 million in the comparable 1994 period. The increase in 1995 was primarily due to an increase in income and improved working capital management.

     During the three months ended March 31, 1995, the Company retired $34.5 million ($24.6 million accreted value) of its senior subordinated notes using available cash.

     Management believes that cash flow from continuing operations along with availability under its credit facilities will be sufficient to pay interest on outstanding debt, meet current maturities, fund capital expenditures and meet other operating needs. At March 31, 1995, $18.7 million and $19.0 million was available to borrow under the Eagle Industrial and Falcon credit facilities, respectively.

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits:

          None

     b)   Reports on Form 8-K

          None
                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                        EAGLE INDUSTRIES, INC.




                                   By:  /s/ SAM A. COTTONE
                                        ------------------

                                        Sam A. Cottone
                                        Senior Vice President and
                                        Chief Financial Officer



Dated:  May 12, 1995