Form 10-Q
period 1995-06-30
EAGLE INDUSTRIES INC /DE/
filed 1995-08-14
CIK 837486

                                  FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1995

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

            1,860,000 shares of Common Stock as of August 1, 1995

                            EAGLE INDUSTRIES, INC.
                                  FORM 10-Q
                                JUNE 30, 1995
                                    INDEX


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

                   EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN MILLIONS)


                                        JUNE 30,      DECEMBER 31,
                                          1995           1994
                                       (UNAUDITED)
               ASSETS
Current assets:
  Cash and cash equivalents             $  31.0        $  31.1
  Accounts receivable, net                 28.8           29.4
  Inventories, net                        154.7          126.5
  Other current assets                     65.1           76.6
  Net assets of discontinued
    operations                              9.9            9.8
  Total current assets                    289.5          273.4

Property, plant and equipment,
  net                                     187.9          184.9
Goodwill                                  289.9          290.0
Other long-term assets                     85.6          119.7
  Total assets                          $ 852.9        $ 868.0


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion long-term debt        $  23.2        $  24.7
  Accounts payable                         75.2           64.8
  Accrued liabilities                      71.9           84.2
  Total current liabilities               170.3          173.7

Senior subordinated notes                 141.9          180.4
Other long-term debt                      191.2          186.6
Accrued employee benefit
  obligations                              73.9           73.6
Other long-term liabilities                95.5           90.2
  Total liabilities                       672.8          704.5

Stockholder's equity:
Common stock                                --             --
Additional paid-in capital                188.7          188.7
Accumulated deficit                        (6.4)         (21.7)
Cumulative translation
  adjustments                               2.9            1.6
Pension liability adjustment               (5.1)          (5.1)
  Total stockholder's equity              180.1          163.5
  Total liabilities and
     stockholder's equity               $ 852.9        $ 868.0






               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

                   EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)

                                     QUARTER ENDED        SIX MONTHS ENDED
                                        JUNE 30,               JUNE 30,
                                    1995       1994       1995        1994
                                            (RESTATED)             (RESTATED)

Net sales                         $ 267.4     $ 253.5     $ 518.6    $ 479.7
Cost of sales                       211.8       200.5       410.3      381.0

  Gross earnings                     55.6        53.0       108.3       98.7

Selling and administrative
  expenses                           32.6        39.1         64.1      71.5
Goodwill amortization                 2.2         2.2          4.4       4.4
  Operating income                   20.8        11.7         39.8      22.8

Net interest expense                  7.2         9.6         14.9      21.6

Income from continuing operations
  before income taxes                13.6         2.1         24.9       1.2

Provision for income taxes from
  continuing operations               5.7         1.1          9.6       1.3

Income (loss) from continuing
  operations                          7.9         1.0         15.3      (0.1)

Discontinued Operations:
  Loss from discontinued operations,
     less income tax  benefit
     of $1.1 and $1.0, respectively
     in the quarter and six months
     ended June, 1994                   --       (4.2)         --       (4.1)

  Reversal of net loss from
     discontinued operations
     subsequently retained              --        2.4          --        4.5

  Loss on disposal of businesses,
     net of applicable income tax
     benefit of $7.9 in 1994            --       (27.2)        --      (27.2)

Income (loss) before extraordinary
    item                               7.9       (28.0)      15.3      (26.9)

Extraordinary loss from early
    retirement of debt, net of
    income tax benefit of $9.4
    in 1994                             --           --        --     (16.6)

     Net income (loss)               $ 7.9      $ (28.0)   $ 15.3    $(43.5)

               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

                   EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)

                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                                    1995        1994
                                                             (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations          $  15.3      $  (0.1)
Adjustments to reconcile income (loss)
  from continuing operations
  to net cash flow used in operations:
     Depreciation and amortization                   19.8        19.4
     Accretion of discount on subordinated
      debt                                            8.5        10.5
     Proceeds from sales of accounts
      receivable                                       --       110.3
     Cash effects of changes in other working
      capital balances, accrued employee
      benefit obligations, and other long-term
      liabilities (excluding the effects of
      acquisitions and dispositions of
      businesses)                                  (10.2)        6.5
        Net cash flow from continuing
          operating activities                      33.4       146.6
        Net cash flow used in discontinued
          operations                                (1.8)      (30.3)
        Net cash flow from operations               31.6       116.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of businesses                            (10.4)         --
Proceeds from sale of businesses                      --        59.9
Proceeds from sale of notes receivable              39.8          --
Capital expenditures                               (13.7)      (10.3)
Other                                               (5.4)        0.6
       Net cash flow from investing
         activities                                 10.3        50.2

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of senior subordinated notes            (45.0)         --
Repayment of senior subordinated debt                 --      (234.1)
Repayment of senior credit facilities                 --      (221.1)
Capital contribution                                  --        50.0
Proceeds from new credit facility                     --       317.9
Payments on long-term debt                         (29.0)      (25.0)
Net borrowing (payment) on revolving
  credit facilities                                 32.0       (41.4)
       Net cash flow used in financing
         activities                                (42.0)     (153.7)

CHANGE IN CASH AND CASH EQUIVALENTS                 (0.1)       12.8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      31.1         4.8
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 31.0      $ 17.6

               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

                   EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1995
                                 (UNAUDITED)



(1)  BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements of Eagle Industries, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring adjustments are included for fair presentation. Operating results for the quarter and six months ended June 30, 1995 are not necessarily indicative of results that may be expected for the full year. The unaudited Condensed Consolidated Financial Statements for the quarters and six months ended June 30, 1995 and 1994 should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 1994. The historical statements of the Company have been restated for companies being reported as discontinued operations.

(2)  INVENTORIES

     Inventory consists of the following (in millions):
                                             JUNE 30,    DECEMBER 31,
                                               1995          1994
                                            (UNAUDITED)

          Raw materials and supplies        $  51.0        $  46.4
          Work in process                      29.0           25.2
          Finished goods                       74.7           54.9
                                            $ 154.7        $ 126.5

(3)  LONG-TERM DEBT

     Components of other long-term debt are as follows (in millions):

                                                JUNE 30,    DECEMBER 31,
                                                  1995          1994
                                               (UNAUDITED)

          Eagle Industrial Credit Facility     $  75.8        $  89.5
          Falcon Credit Facility                 132.0          112.5
          Other                                    6.6            9.3
                                                 214.4          211.3
               Less current portion              (23.2)         (24.7)
          Total other long-term debt           $ 191.2         $186.6

     On June 30, 1995 Eagle's subsidiary, Falcon Building Products, Inc. ("Falcon"), amended and restated its existing senior credit facility, increasing it to a $250 million credit facility (the "Falcon Credit Facility") with its existing group of banks. The Falcon Credit Facility consists of a six-year $100 million term loan, maturing in June 2001, due in quarterly installments increasing in amount from $2.5 million beginning September 30, 1995 to $6.25 million per quarter beginning in September 2000, and a $150 million revolving credit facility (the "Revolver") that expires in 2001. Borrowings under the Falcon Credit Facility bear interest, at management's option, at rates equal to London Interbank Offered Rates ("LIBOR") plus a margin or the prime rate. The Falcon Credit Facility is secured by substantially all of the inventory, intangibles, property, plant, equipment and stock of Falcon's subsidiaries. The Falcon Credit Facility also allows for $25 million to be used in the form of letters of credit, which when issued, reduce the availability under the Revolver.

     The Falcon Credit Facility does not include a borrowing base qualifier to determine the availability under the Revolver, but does contain various covenants pertaining to the maintenance of certain cash flow and expense coverage ratios, the incurrence of additional indebtedness and restrictions on the payment of dividends.

     In May 1995, Falcon entered into a five-year interest rate swap agreement. This agreement, covering $100 million of the Falcon's floating rate debt, fixed the interest rate at 6.52 percent per annum, plus the then applicable margin.

     The Company and its subsidiaries complied with all covenants of their respective debt agreements at June 30, 1995. For a more detailed description of all of the Company's other credit facilities, refer to the Company's December 31, 1994 report on Form 10-K.

     During the six months ended June 30, 1995, the Company retired $65.5 million face value ($47.0 million accreted value) of its senior subordinated notes, no gain or loss was recorded on the repurchases.

                   EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION



     RESULTS OF OPERATIONS

     The following is a discussion of the results of operations of Eagle Industries, Inc. (the "Company") and subsidiaries for the quarter and six months ended June 30, 1995 as compared to the quarter and six months ended June 30, 1994 and should be read in conjunction with the Condensed Consolidated Financial Statements included herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and the audited Consolidated Financial Statements of the Company for the year ended December 31, 1994 included therein.


     QUARTER ENDED JUNE 30, 1995 COMPARED TO THE QUARTER ENDED JUNE 30, 1994

     The following table shows net sales and operating income by business group (in millions):

                                           NET SALES        OPERATING INCOME
                                         QUARTER ENDED       QUARTER ENDED
                                            JUNE 30,            JUNE 30,
                                        1995     1994       1995       1994

          Building Products Group      $ 116.7  $ 112.1     $  14.3  $  12.1
          Electrical Products Group       76.3     71.6        10.0      2.5
          Automotive Products Group       49.4     46.7         2.6      2.0
          Corporate and Other             25.0     23.1        (6.1)    (4.9)

              Total                    $ 267.4  $ 253.5     $  20.8  $  11.7

     NET SALES

     Net sales of $267.4 million for the second quarter of 1995 were $13.9 million or 5.5% higher than net sales for the second quarter of 1994. This increase was primarily due to increased volume in most of the Company's business groups.

     Net sales of $116.7 million for the Building Products Group were $4.6 million or 4.0% higher than net sales for the 1994 period. During the quarter ended June 30, 1995, Falcon Building Products, Inc. acquired three businesses. Excluding the effects of these acquisitions, net sales were $0.8 million higher than in the 1994 period. This increase was primarily due to new products and an improvement in pricing, partially offset by volume declines in bathroom fixtures.

     Net sales of $76.3 million for the Electrical Products Group were $4.7 million or 6.6% higher than net sales for the 1994 period. This increase was primarily due to increased volume and, to a lesser extent, improved pricing at most businesses within the group due to continued improvement in the economy, as well as new products at Elastimold. These increases were partially offset by decreased volume at Lapp primarily due to the sale of its polymer product line in 1994.

     Net sales of $49.4 million for the Automotive Products Group were $2.7 million or 6.0% higher than net sales for the 1994 period. This increase was primarily due to increased volume at Denman and the automotive parts distribution businesses as a result of increased market penetration and geographic expansion.

     Other net sales of $25.0 million were $1.9 million or 8.2% higher than net sales for the 1994 period. This increase was primarily due to shipments under a major order from British Airways at Burns Aerospace.

     GROSS EARNINGS

     Gross earnings of $55.6 million were $2.6 million or 4.8% higher than gross earnings for the 1994 period. This increase was primarily due to the higher volume and, to a lesser extent, improved pricing in the Electrical Products Group in the 1995 period. Gross margin was 20.8% in 1995 and 20.9% in 1994.

     OPERATING INCOME

     Operating income of $20.8 million for the second quarter of 1995 was $9.1 million or 78.1% higher than operating income for the comparable period in 1994. Excluding charges to establish self-insurance reserves recorded in the second quarter of 1994 of $8.3 million, operating income increased $0.8 million or 4.0%. This increase is primarily due to increased sales volume in each of the business groups, improved pricing and equity earnings from joint ventures, partially offset by increased operating expenses related to new locations and new product lines.

     Operating income of $14.3 million for the Building Products Group was $2.2 million or 18.2% higher than in the 1994 period. Excluding the effects of acquisitions, operating income increased $1.8 million. This increase was primarily due to the absence of $3.6 million in charges recorded in 1994 to establish self-insurance reserves. This increase was partially offset by raw material cost inflation.

     Operating income of $10.0 million for the Electrical Products Group was $7.5 million higher than in the 1994 period. Excluding charges to establish self-insurance reserves of $2.6 million recorded in 1994, operating income increased $4.9 million or 93.5%. This increase was primarily due to the increased sales volume, improved pricing and equity earnings from Elastimold's joint ventures. In addition, the sale of Lapp's polymer product line also contributed to the increase.

     Operating income of $2.6 million for the Automotive Products Group was $0.6 million or 27.9% higher than in the 1994 period. Excluding charges to establish self-insurance reserves of $0.5 million recorded in 1994, operating income increased $0.1 million.

     Corporate and other expenses of $6.1 million were $1.2 million higher than in the 1994 period. Excluding charges to establish self-insurance reserves of $1.6 million recorded in 1994, corporate and other expenses were $2.8 million higher than in the 1994 period. This increase was primarily due to increased compensation expenses as well as increased costs at Burns Aerospace.

     INTEREST EXPENSE

     Net interest expense was $7.2 million for the quarter ended June 30, 1995 compared to $9.6 million for the comparable 1994 period, a decrease of $2.4 million or 25.0%. This decrease was primarily due to the overall decrease in the level of debt.

     PROVISION FOR INCOME TAXES

     The effective tax rates for the second quarters of 1995 and 1994 reflect non-deductible expenses, primarily goodwill amortization and state income taxes.

     SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
     1994

     The following table shows net sales and operating income by business group (in millions):

                                         NET SALES        OPERATING INCOME
                                     SIX MONTHS ENDED     SIX MONTHS ENDED
                                          JUNE 30,            JUNE 30,
                                      1995      1994       1995      1994

          Building Products Group    $ 229.5  $ 212.6    $  28.1    $  24.6
          Electrical Products Group    146.1    138.2       16.9        3.4
          Automotive Products Group     94.7     87.5        4.6        3.6
          Corporate and Other           48.3     41.4       (9.8)      (8.8)

              Total                  $ 518.6  $ 479.7    $  39.8    $  22.8

     NET SALES

     Net sales of $518.6 million for the six months ended June 30, 1995 were $38.9 million or 8.1% higher than net sales for the comparable period in 1994. This increase was primarily due to increased volume at most of the Company's business groups.

     Net sales of $229.5 million for the Building Products Group were $16.9 million or 8.0% higher for the first six months of 1995 compared to the first six months of 1994. Excluding the effects of acquisitions, net sales were $13.2 million or 6.2% higher than in 1994. This increase was primarily due to increased volume and improved pricing at Falcon.

     Net sales of $146.1 million for the Electrical Products Group were $7.9 million or 5.7% higher in the first six months of 1995 compared to the first six months of 1994. This increase was primarily due to increased volume and improved pricing at most companies within the group due to continued improvement in the economy, as well as new products at Elastimold. These increases were partially offset by decreased volume at Lapp due to the sale of its polymer product line in 1994.

     Net sales of $94.7 million for the Automotive Products Group were $7.2 million or 8.1% higher in the first six months of 1995 compared to the first six months of 1994. This increase was primarily due to increased sales volume at Denman and the automotive parts distribution businesses as a result of increased market penetration and geographic expansion.

     Other net sales increased $6.9 million or 16.8% compared to 1994. This increase was primarily due to shipments under a major order from British Airways at Burns Aerospace.

     GROSS EARNINGS

     Gross earnings of $108.3 million were $9.6 million or 9.7% higher than gross earnings for the first six months of 1994. This increase was primarily due to the increased volume in the 1995 period. Gross margin increased to 20.9% in the first six months of 1995 compared to 20.6% in the comparable 1994 period due to improved pricing, as well as various cost reduction programs.

     OPERATING INCOME

     Operating income of $39.8 million for the six months ended June 30, 1995 was $17.0 million or 74.9% higher than operating income for the comparable period in 1994. Excluding charges to establish self-insurance reserves recorded in 1994 of $8.7 million, operating income increased $8.3 million or 26.4%. This increase was due to increased volume at each of the Company's business groups, improved pricing and equity earnings from joint ventures.

     Operating income of $28.1 million for the Building Products Group was $3.5 million or 14.1% higher than in the 1994 period. Excluding the effects of acquisitions in 1995 and charges recorded to establish self-insurance reserves in 1994 and 1995, operating income decreased $0.2 million. This decrease was primarily due to increased raw material costs, partially offset by improved pricing and increased volume.

     Operating income of $16.9 million for the Electrical Products Group was $13.5 million or 397.1% higher than in the 1994 period. Excluding charges to establish self-insurance reserves of $2.7 million, operating income increased $10.8 million. The increase was primarily due to increased sales volume, improved pricing, and equity earnings from Elastimold's joint ventures. The restructuring of Lapp's porcelain operations and the sale of its polymer product line also contributed to the increase.

     Operating income of $4.6 million for the Automotive Products Group was $1.0 million or 28.1% higher than in the 1994 period. Excluding charges to establish self-insurance reserves of $0.5 million, operating income increased $0.5 million primarily due to increased volume.

     Corporate and other expenses of $9.8 million were $1.0 million higher than in the 1994 period. Excluding charges to establish self-insurance reserves of $1.6 million, other expenses increased $2.6 million. This was primarily due to an increase in expense associated with the Company's asset securitization program and increased compensation expense.

     INTEREST EXPENSE

     Net interest expense was $14.9 million for the six months ended June 30, 1995 compared to $21.6 million for the comparable 1994 period. This decrease was primarily due to the overall decrease in the level of debt.

     PROVISION FOR INCOME TAXES

     The effective tax rates for the six months ended June 30, 1995 and 1994 reflect non-deductible expenses, primarily goodwill amortization and state income taxes.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its debt service, capital expenditure requirements and operating needs through a combination of operating cash flow and external financing. Excluding the effects of the initial proceeds from the asset securitization program in the 1994 period, cash flow from continuing operations activities was $33.4 million for the six months ended June 30, 1995 and $36.3 million in the comparable 1994 period. The decrease in 1995 was primarily due to an increase in working capital requirements caused by the higher level of sales activity, partially offset by the increased income. During the quarter ended June 30, 1995, the Company sold the note receivable and 200,000 stock appreciation rights received from Robbins & Myers, Inc. in conjunction with the sale of certain businesses in 1994. Net cash proceeds received for the note and the stock appreciation rights were $39.8 million. No gain or loss was recorded in conjunction with this sale. During the six months ended June 30, 1995, the Company retired $65.5 million face value ($47.0 million accreted value) of its senior subordinated notes using available cash.

     On June 30, 1995, Falcon amended and restated its senior credit facility increasing it to a $250 million credit facility. See Note 3 to the Company's Condensed Consolidated Financial Statements for a further description of the agreement.

     Management believes that cash flow from continuing operations along with availability under the credit facilities will be sufficient to pay interest on outstanding debt, meet current maturities, pay income taxes, fund capital expenditures and meet other operating needs.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

     4.1 Amended and Restated Credit Agreement dated June 30, 1995 among Falcon Building Products, Inc. and Chemical Bank as Administrative Agent and Citicorp North America, Inc. as Collateral Agent and the other financial institutions named therein.

     b)   Reports on Form 8-K

          None.

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



Dated:  August 14, 1995