Form 10-Q
period 1995-09-30
EAGLE INDUSTRIES INC /DE/
filed 1995-11-06
CIK 837486

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

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

           1,860,000 shares of Common Stock as of October 25, 1995

                           EAGLE INDUSTRIES, INC.
                                  FORM 10-Q
                             SEPTEMBER 30, 1995
                                    INDEX


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

         Notes to Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial Condition

PART II. Other Information:

Item 6.  Exhibits and Reports on Form 8-K

                   EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN MILLIONS)



                                                SEPTEMBER 30,   DECEMBER 31,
                                                    1995            1994
                                                 (UNAUDITED)
                   ASSETS
Current assets:
  Cash and cash equivalents                       $ 32.4           $ 31.1
  Accounts receivable, net                          28.9             29.4
  Inventories, net                                 150.6            126.5
  Other current assets                              61.8             76.6
  Net assets of discontinued operations              6.1              9.8
  Total current assets                             279.8            273.4

Property, plant and equipment, net                 187.8            184.9
Goodwill                                           287.0            290.0
Other long-term assets                              81.8            119.7
  Total assets                                    $836.4           $868.0


    LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion long-term debt                  $ 25.4           $ 24.7
  Accounts payable                                  74.5             64.8
  Accrued liabilities                               73.1             84.2
  Total current liabilities                        173.0            173.7

Senior subordinated notes                          136.0            180.4
Other long-term debt                               181.8            186.6
Accrued employee benefit obligations                71.2             73.6
Other long-term liabilities                         88.6             90.2
  Total liabilities                                650.6            704.5

Stockholder's equity:
Common stock                                         --               --
Additional paid-in capital                         188.7            188.7
Accumulated deficit                                 (0.5)           (21.7)
Cumulative translation adjustments                   2.7              1.6
Pension liability adjustment                        (5.1)            (5.1)
  Total stockholder's equity                       185.8            163.5
  Total liabilities and stockholder's equity      $836.4           $868.0


               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

                   EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)


                                       QUARTER ENDED        NINE MONTHS ENDED
                                        SEPTEMBER 30,          SEPTEMBER 30,
                                      1995        1994       1995      1994
                                               (RESTATED)           (RESTATED)

Net sales                            $267.5     $264.1       $786.1    $743.8
Cost of sales                         216.2      212.9        626.5     593.9

  Gross earnings                       51.3       51.2        159.6     149.9

Selling and administrative
  expenses                             31.7       36.0         95.8     107.5
Goodwill amortization                   2.2        2.2          6.6       6.6
  Operating income                     17.4       13.0         57.2      35.8

Net interest expense                    7.7        8.3         22.6      29.9

Income from continuing operations
  before income taxes                   9.7        4.7         34.6       5.9

Provision for income taxes from
  continuing operations                 3.8        2.3         13.4       3.6

Income from continuing operations       5.9        2.4         21.2       2.3

Discontinued Operations:
  Loss from discontinued operations,
     less income tax  benefit
     of $1.0 in 1994                     --         --           --      (4.1)

  Reversal of net loss from
     discontinued operations
     subsequently retained               --        4.8           --       9.3

  Loss on disposal of businesses, net
  of applicable income tax benefit of
  $7.9 in 1994                           --         --           --     (27.2)

Income (loss) before extraordinary
  item                                  5.9        7.2          21.2    (19.7)

Extraordinary income (loss) from early
  retirement of debt, net of income
  tax provision (benefit) of $0.2
  and $(9.2), respectively, in the
  quarter and nine months ended
  September 1994                         --        0.3           --     (16.3)

     Net income (loss)                $  5.9    $  7.5       $ 21.2    $(36.0)

               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

                   EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)



                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         1995         1994
                                                                   (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                       $ 21.2       $  2.3
Adjustments to reconcile income from continuing
operations to net cash flow from operations:
     Depreciation and amortization                        29.9         29.2
     Accretion of discount on subordinated debt           12.1         15.7
     Proceeds from sales of accounts receivable            --         110.3
     Cash effects of changes in other working
      capital balances, accrued employee benefit
      obligations, and other long-term liabilities
      (excluding the effects of acquisitions and
      dispositions of businesses)                         (4.0)        30.5
       Net cash flow from continuing operating
          activities                                      59.2        188.0
       Net cash flow used in discontinued
          operations                                      (4.7)       (18.5)
       Net cash flow from operations                      54.5        169.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of businesses                                  (10.4)         --
Proceeds from sale of businesses                           --          71.7
Proceeds from sale of notes receivable                    39.8          --
Capital expenditures                                     (20.7)       (17.6)
Other                                                     (2.5)       (14.5)
       Net cash flow from investing activities             6.2         39.6

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of senior subordinated notes                  (55.1)       (14.1)
Repayment of senior subordinated debt                      --        (234.1)
Repayment of senior credit facilities                      --        (221.1)
Capital contribution                                       --          50.0
Proceeds from new credit facility                          --         317.9
Payments on long-term debt                               (34.3)       (33.2)
Net borrowing (payment) on revolving credit
     facilities                                           30.0        (41.4)
       Net cash flow used in financing activities        (59.4)       (176.0)

CHANGE IN CASH AND CASH EQUIVALENTS                        1.3          33.1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            31.1           4.8
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 32.4        $ 37.9

               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

                   EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1995
                                 (UNAUDITED)



(1)  BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements of Eagle Industries, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring adjustments are included for fair presentation. Operating results for the quarter and nine months ended September 30, 1995 are not necessarily indicative of results that may be expected for the full year. The unaudited Condensed Consolidated Financial Statements for the quarters and nine months ended September 30, 1995 and 1994 should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 1994. The historical statements of the Company have been restated for companies being reported as discontinued operations.

(2)  INVENTORIES

     Inventory consists of the following (in millions):

                                           SEPTEMBER 30,     DECEMBER 31,
                                               1995              1994
                                            (UNAUDITED)

          Raw materials and supplies         $ 50.9           $ 46.4
          Work in process                      28.0             25.2
          Finished goods                       71.7             54.9
                                             $150.6           $126.5

(3)  LONG-TERM DEBT

     Components of other long-term debt are as follows (in millions):

                                             SEPTEMBER 30,    DECEMBER 31,
                                                 1995             1994
                                              (UNAUDITED)

          Eagle Industrial Credit Facility     $ 73.5           $ 89.5
          Falcon Credit Facility                127.5            112.5
          Other                                   6.2              9.3
                                                207.2            211.3
               Less current portion             (25.4)           (24.7)
          Total other long-term debt           $181.8           $186.6

     On June 30, 1995 Eagle's subsidiary, Falcon Building Products, Inc. ("Falcon") amended and restated its existing senior credit facility, increasing it to a $250 million credit facility (the "Falcon Credit Facility") with its existing group of banks. The Falcon Credit Facility consists of a six-year $100 million term loan, maturing in June 2001, due in quarterly installments increasing in amount from $2.5 million at September 30, 1995 to $6.25 million per quarter beginning in September 2000, and a $150 million revolving credit facility (the "Revolver") that expires in 2001. Borrowings under the Falcon Credit Facility bear interest, at management's option, at rates equal to London Interbank Offered Rates ("LIBOR") plus a margin (currently 0.75 percent) or at the prime rate. The Falcon Credit Facility is secured by substantially all of the inventory, intangibles, property, plant, equipment and stock of the Falcon subsidiaries. The Falcon Credit Facility also allows for $25 million to be used in the form of letters of credit. Outstanding letters of credit reduce the availability of funds under the Revolver.

     The Falcon Credit Facility contains various covenants pertaining to the maintenance of certain cash flow and expense coverage ratios, the incurrence of additional indebtedness and restrictions on the payment of dividends.

     In May 1995, Falcon entered into a five-year interest rate swap agreement. This agreement, covering $100 million of the Falcon's floating rate debt, fixed the interest rate at 6.52 percent per annum, plus an applicable margin (currently 0.75 percent).

     The Company and its subsidiaries complied with all covenants of their respective debt agreements at September 30, 1995. For a more detailed description of all of the Company's other credit facilities, please refer to the Company's December 31, 1994 annual report on Form 10-K.

     During the nine months ended September 30, 1995, the Company retired $78.2 million face value ($56.4 million accreted value) of its senior subordinated notes. No gain or loss was recorded on these repurchases.

(4)  SUBSEQUENT EVENTS

     In October 1995, the Company sold its subsidiary Clevaflex, Inc. ("Clevaflex") for total proceeds of $5.5 million, including a note receivable of $1.7 million. The Company expects to record a pretax loss of $2.2 million ($3.3 million after taxes) in connection with the sale. Net sales and operating income of Clevaflex for the nine months ended September 30, 1995 were $4.0 million and $1.1 million, respectively.

     Also in October 1995, the Company sold its remaining 1.8 million stock appreciation rights in Robbins & Myers, Inc. ("Robbins & Myers") stock for $17.6 million. The stock appreciation rights were received from Robbins & Myers in conjunction with the sale of certain businesses in 1994. The Company expects to records a pretax gain of approximately $17 million in connection with this transaction.

     In November 1995, the Company entered into an agreement to sell the Amerace Corporation and its subsidiaries ("Amerace") for approximately $220 million. The sale is subject to approval under the Hart-Scott Rodino Act and certain other conditions. Amerace is comprised of all the entities in the Company's Electrical Products Group except for Lapp Insulator Company. Sales and operating income of Amerace for the nine months ended September 30, 1995 were $166.5 million and $23.1 million, respectively. The Company does not expect the loss resulting from the sale to be significant.

                   EAGLE INDUSTRIES, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION



     RESULTS OF OPERATIONS

     The following is a discussion of the results of operations of Eagle Industries, Inc. (the "Company") and subsidiaries for the quarter and nine months ended September 30, 1995 as compared to the quarter and nine months ended September 30, 1994 and should be read in conjunction with the Condensed Consolidated Financial Statements included herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and the audited Consolidated Financial Statements of the Company for the year ended December 31, 1994 included therein.

     QUARTER ENDED SEPTEMBER 30, 1995 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1994

     The following table shows net sales and operating income by business group (in millions):

                                         NET SALES         OPERATING INCOME
                                       QUARTER ENDED         QUARTER ENDED
                                        SEPTEMBER 30,        SEPTEMBER 30,
                                      1995       1994       1995       1994

     Building Products Group         $120.0    $117.9      $ 11.7    $ 15.2
     Electrical Products Group         71.8      71.6         7.7       0.5
     Automotive Products Group         49.9      48.8         2.5       2.5
     Corporate and Other               25.8      25.8        (4.5)     (5.2)

         Total                       $267.5    $264.1      $ 17.4    $ 13.0

     NET SALES

     Net sales of $267.5 million for the third quarter of 1995 were $3.4 million or 1.3% higher than net sales for the third quarter of 1994. Exluding the effect of acquisitions, net sales were $0.6 million lower than the 1994 period. This decrease was primarily due to decreased volume in the Building Products Group, partially offset by increased volume in other businesses.

     Net sales of $120.0 million for the Building Products Group were $2.1 million or 1.8% higher than net sales for the 1994 period. Excluding the effects of acquisitions, net sales were $1.9 million lower than in the 1994 period. This decrease was primarily due to decreased volume in bathroom fixtures and air distribution products, partially offset by new air compressor products and an improvement in pricing.

     Net sales of $71.8 million for the Electrical Products Group were $0.2 million higher than net sales for the 1994 period. This increase was primarily due to increased volume and, to a lesser extent, improved pricing at most businesses within the group, as well as new products at Elastimold. These increases were partially offset by decreased volume of underground cable at Hendrix and decreased volume at Lapp primarily due to the sale of its polymer product line in 1994.

     Net sales of $49.9 million for the Automotive Products Group were $1.1 million or 2.3% higher than net sales for the 1994 period. This increase was primarily due to increased volume at the automotive parts distribution businesses as a result of increased market, partially offset by decreased volume at Denman.

     GROSS EARNINGS

     Gross earnings were $51.3 million in 1995 and $51.2 million in 1994. Gross margin decreased to 19.2% in 1995 from 19.4% in 1994, primarily due to material cost inflation and higher sales of lower margin products partially offset by increased prices.

     OPERATING INCOME

     Operating income of $17.4 million for the third quarter of 1995 was $4.4 million or 32.9% higher than operating income for the comparable period in 1994. This increase is primarily due to increased sales volume in each of the business groups, improved pricing and equity earnings from joint ventures, partially offset by increased operating expenses.

     Operating income of $11.7 million for the Building Products Group was $3.5 million or 23.0% lower than in the 1994 period. This decrease was primarily due to raw material cost inflation, and to a lesser extent, higher sales of lower margin products.

     Operating income of $7.7 million for the Electrical Products Group was $7.2 million higher than in the 1994 period. The sale of Lapp's polymer product line resulted in a $4.9 million charge in the third quarter of 1994. In addition, increased sales volume, improved pricing and equity earnings from Elastimold's joint ventures also contributed to the increase.

     Corporate and other expenses of $4.5 million were $0.7 million lower than in the 1994 period. This decrease was primarily due to an inventory adjustment of $2.6 million recorded in the 1994 period, partially offset by increased costs at Burns Aerospace and higher corporate expenses.

     INTEREST EXPENSE

     Net interest expense was $7.7 million for the quarter ended September 30, 1995 compared to $8.3 million for the comparable 1994 period, a decrease of $0.6 million or 7.9%. This decrease was primarily due to the overall decrease in the level of debt.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994

     The following table shows net sales and operating income by business group (in millions):

                                        NET SALES          OPERATING INCOME
                                    NINE MONTHS ENDED      NINE MONTHS ENDED
                                    SEPTEMBER 30,            SEPTEMBER 30,
                                     1995       1994        1995       1994

     Building Products Group       $349.6     $330.5      $ 39.7     $ 39.8
     Electrical Products Group      217.9      209.8        24.7        3.9
     Automotive Products Group      144.5      136.3         7.2        6.2
     Corporate and Other             74.1       67.2       (14.4)     (14.1)

         Total                     $786.1     $743.8      $ 57.2     $ 35.8

     NET SALES

     Net sales of $786.1 million for the nine months ended September 30, 1995 were $42.3 million or 5.7% higher than net sales for the comparable period in 1994. This increase was primarily due to increased volume.

     Net sales of $349.6 million for the Building Products Group were $19.1 million or 5.8% higher for the first nine months of 1995 compared to the first nine months of 1994. Excluding the effects of acquisitions, net sales were $11.4 million or 3.4% higher than in 1994. This increase was primarily due to increased volume and improved pricing.

     Net sales of $217.9 million for the Electrical Products Group were $8.1 million or 3.9% higher in the first nine months of 1995 compared to the first nine months of 1994. This increase was primarily due to increased volume and improved pricing at most companies within the group, as well as new products at Elastimold. These increases were partially offset by decreased volume at Lapp due to the sale of its polymer product line in 1994.

     Net sales of $144.5 million for the Automotive Products Group were $8.2 million or 6.0% higher in the first nine months of 1995 compared to the first nine months of 1994. This increase was primarily due to increased sales volume at Denman and the automotive parts distribution businesses as a result of market penetration.

     Other net sales increased $6.9 million or 10.3% compared to 1994. This increase was primarily due to shipments under a major order from a customer of Burns Aerospace.

     GROSS EARNINGS

     Gross earnings of $159.6 million were $9.7 million or 6.5% higher than gross earnings for the first nine months of 1994. This increase was primarily due to the increased volume in the 1995 period. Gross margin increased to 20.3% in the first nine months of 1995 compared to 20.2% in the comparable 1994 period due to the increased volume and increased prices, paritally offset by increased raw material costs principally in the Building Products Group.

     OPERATING INCOME

     Operating income of $57.2 million for the nine months ended September 30, 1995 was $21.4 million or 59.8% higher than operating income for the comparable period in 1994. Excluding charges to establish self-insurance reserves recorded in 1994 of $8.7 million, operating income increased $12.7 million or 28.5%. This increase was due to increased volume at each of the Company's business groups, improved pricing and equity earnings from joint ventures.

     Operating income of $39.7 million for the Building Products Group was $0.1 million lower than in the 1994 period. Excluding the effects of acquisitions in 1995 and charges recorded to establish self-insurance reserves in 1994, operating income decreased $4.6 million. This decrease was primarily due to increased raw material costs, partially offset by improved pricing and increased volume.

     Operating income of $24.7 million for the Electrical Products Group was $20.8 million higher than in the 1994 period. Excluding charges to establish self-insurance reserves of $2.7 million recorded in 1994, operating income increased $18.1 million. The increase was primarily due to the restructuring of Lapp's porcelain operations and the sale of its polymer product line which resulted in a $4.9 million charge in the third quarter of 1994. In addition, increased sales volume, improved pricing, and equity earnings from Elastimold's joint ventures contributed to the increase.

     Operating income of $7.2 million for the Automotive Products Group was $1.0 million or 16.1% higher than in the 1994 period. Excluding charges to establish self-insurance reserves of $0.5 million, operating income increased $0.5 million primarily due to increased volume.

     Corporate and other expenses of $14.4 million were $0.3 million higher than in the 1994 period. Excluding charges to establish self-insurance reserves of $1.6 million, other expenses increased $1.9 million. This was primarily due to an increase in expense associated with the Company's asset securitization program and increased administrative expense, as well as increased costs at Burns Aerospace.

     INTEREST EXPENSE

     Net interest expense was $22.6 million for the nine months ended September 30, 1995 compared to $29.9 million for the comparable 1994 period. This decrease was primarily due to the overall decrease in the level of debt.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its debt service, capital expenditure requirements and operating needs through a combination of operating cash flow and external financing. Excluding the effects of the initial proceeds from the asset securitization program in the 1994 period, cash flow from continuing operations activities was $59.2 million for the nine months ended September 30, 1995 and $77.7 million in the comparable 1994 period. The decrease in 1995 was primarily due to an increase in working capital requirements, partially offset by the increased income. In addition, during the quarter ended June 30, 1995, the Company sold the note receivable and 200,000 stock appreciation rights received from Robbins & Myers, Inc. in conjunction with the sale of certain businesses in 1994. Total cash proceeds received for the note and the stock appreciation rights were $39.8 million. During the nine months ended September 30, 1995, the Company retired $78.2 million face value ($56.4 million accreted value) of its senior subordinated notes using available cash.

     On June 30, 1995, Falcon amended and restated its senior credit facility, increasing it to a $250 million credit facility. See Note 3 to the Company's Condensed Consolidated Financial Statements for a further description of the agreement.

     Management believes that cash flow from continuing operations along with availability under the credit facilities will be sufficient to pay interest on outstanding debt, meet current maturities, pay income taxes, fund capital expenditures and meet other operating needs.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          None.


     b)   Reports on Form 8-K

          None.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                        EAGLE INDUSTRIES, INC.




                                   By:  /s/  Sam A. Cottone
                                        -------------------

                                        Sam A. Cottone
                                        Senior Vice President and
                                        Chief Financial Officer



Dated:  November 6, 1995